Form 10QSB
period 1997-06-30
VIRTUAL TELECOM INC
filed 1997-08-14
CIK 1021734

                                    UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


                    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
Commission File Number 0-22351

                                VIRTUAL TELECOM, INC.
          (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                  98-0162893
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


12, AV DES MORGINES, 1213 PETIT-LANCY 1, GENEVA, SWITZERLAND            N/A
------------------------------------------------------------        ----------
         (Address of Principal Executive Offices)                   (Zip Code)

                                    41-22-879-0879
                             ---------------------------
                             (Issuer's telephone number)

                                    NOT APPLICABLE
                  ---------------------------------------------------
                  Former Name, Former Address and Former Fiscal Year
                             (If Changed Since Last Report)

Check  whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
    ---      ---
As of August 14, 1997 the Registrant had 4,994,000 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes      No  X  .
                                                   ---     ---

                      Page 1 of 8 consecutively numbered pages.

                           PART 1
                   FINANCIAL INFORMATION

--------------------------------------------------------------------------------
    Item 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             VIRTUAL TELECOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                 JUNE 30,       DEC. 31,
                                                                   1997           1996
                                                               -----------      --------
                                                               (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                  $   168,111   $   219,139
    Subscription receivable                                        500,000             0
    Advances to stockholder and related party                       44,204        38,645
    Prepaid expenses and other receivables                          86,348        23,836

         Total current assets                                      798,663       281,620
                                                               -----------   -----------
Property and equipment, net                                        906,878       634,472

Other assets                                                        32,135        32,838

         Total assets                                          $ 1,737,676   $   948,930
                                                               -----------   -----------
                                                               -----------   -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $     5,724   $   298,635
    Accrued liabilities                                             70,193        37,171
    Current portion of capital lease obligations                     3,180        10,849
    Advances and convertible loans from stockholders
    and related parties                                            466,791       590,507
                                                               -----------   -----------
         Total current liabilities                                 545,888       937,162
                                                               -----------   -----------

Long term capital lease obligations, net of current maturities       8,272        10,707
                                                               -----------   -----------

         Total liabilities                                         554,160       947,869
                                                               -----------   -----------

STOCKHOLDERS' EQUITY:
    Common stock                                                     4,994         3,940
    Preferred stock                                                    284           284
    Additional paid-in capital                                   3,006,999       994,465
    Accumulated deficit                                         (1,947,075)   (1,063,088)
    Cumulative translation adjustment                              118,314        65,460
                                                               -----------   -----------
         Total Stockholders' equity                              1,183,516         1,061
                                                               -----------   -----------
         Total liabilities and
         stockholders' equity                                  $ 1,737,676   $   948,930
                                                               -----------   -----------
                                                               -----------   -----------

                        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                   VIRTUAL TELECOM, INC.
                                  CONDENSED CONSOLIDATED
                                 STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                            For the Three                For the Six
                                             Months Ended                Months Ended
                                                June 30,                   June 30,
                                      -----------------------------------------------------
                                          1997          1996           1997          1996
                                      -----------------------------------------------------
SALES                                 $       832    $        0     $      832    $      0

EXPENSES:
  General and Administrative              280,997        53,746        547,561      72,146
  Research and Development                199,052         8,144        324,116      15,554
                                       ----------     ---------      ---------     -------

  Total Operating Expenses                480,049        61,890        871,677      87,700
                                       ----------     ---------      ---------     -------
LOSS FROM OPERATIONS                      479,217        61,890        870,845      87,700
                                       ----------     ---------      ---------     -------
OTHER INCOME (EXPENSE):
  Interest income/(expense)                (8,465)       (1,627)       (13,142)     (1,647)


Net income (loss)                         487,682        63,517        883,987      89,347
                                       ----------     ---------      ---------     -------
Weighted average number of
  common shares                         4,994,000             0      4,994,000           0



Net income (loss) per common share      $    (0.10)    $    0.00      $   (0.18)    $  0.00
                                        ----------     ---------      ---------     -------
                                        ----------     ---------      ---------     -------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
                                       3

                                VIRTUAL TELECOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                       For the Six Months Ended
                                                                               June 30,
                                                                    -----------------------------
                                                                        1997              1996
                                                                    -----------------------------
Cash Flows from Operating Activities:
  Net Loss                                                          $  (883,987)       $  (89,636)
                                                                     -----------         ---------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                     18,962             9,476
       Interest accrued on loans payable                                 23,971             4,500
       Capitalization of interest                                        (6,656)                0

  Increase (decrease) resulting from changes in:
         Prepaid expenses and other receivables                        (562,512)             (561)
         Accounts payable                                              (292,911)              354
         Accrued liabilities                                             33,022             9,705
                                                                     -----------        ---------

Net cash used-in operating activities                               $(1,670,111)       $  (66,162)
                                                                     -----------        ---------

Cash Used-in Investing Activities:
    Purchase of equipment                                              (319,345)           (3,171)
    Deferred costs, Virtual Telecom, Inc.                                     0           (82,106)
    Advances to stockholder and related party                            (6,690)                0
    Collection of stock subscriptions receivable                              0            40,000
                                                                      -----------        ---------
Net cash used-in investing activites                                 $ (326,035)       $  (45,277)
                                                                      -----------        ---------
Cash Flows from Financing Activities:
    Conversion of bridge loans                                          199,867                 0
    Issuance of common stock                                          1,809,633                 0
    Advances from stockholders and related parties                      (99,745)          343,240
    Reimbursements of advances from stockholders
         and related parties                                                  0          (63,154)
    Interest accrued on advances to related parties                        1,131                0
    Payment of capital lease obligations                                  (9,302)          (9,157)
    Bank overdraft                                                             0           (1,217)

Net cash provided by financing activities                            $ 1,901,584       $  269,712
                                                                      -----------       ----------

Effect of Exchange Rate Changes on Cash and cash equivalents         $    43,534       $    2,036
                                                                      -----------        ---------
Net Increase (decrease) in Cash and Cash Equivalents                 $   (51,028)      $  160,309
                                                                      -----------        ---------
Cash and Cash Equivalents at Beginning of Period                         219,139                0
                                                                      -----------        ---------
Cash and Cash Equivalents at End of Period                           $   168,111       $  160,309
                                                                      -----------        ---------
                                                                      -----------        ---------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                    HARRIER, INC.
                      NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS
                                      UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1996 audited financial statements. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2 - CONVERTIBLE LOANS FROM STOCKHOLDERS AND RELATED PARTIES

In May 1996 and December 1996, the Company received bridge loans of $300,000 and $200,000 respectively, with principal and interest accrued at 12%, due one year from the date such loans were made. The loans are convertible into common shares of the Company at the option of the borrower. If the Company elects to pay in common stock, the common stock will be valued at 75% of the average public market price for a 90 day period preceding the repayment date. In connection with these loans, the Company paid 1.25% of the loan's principal in loan origination fees. During the six months ended June 30, 1997, the Company issued 133,333 shares of its common stock at a price of $1.50 per share as payment for $200,000 of the loan. The remaining $300,000 is due December 1997.

NOTE 3 -  ISSUANCE OF COMMON STOCK  AND WARRANTS

During the six months ended June 30, 1997 the Company issued issued 133,333 shares for a total of $200,000 as payment in lieu of cash for a note payable to stockholders and related parties. (See NOTE 2)

During the six months ended June 30, 1997, the Company issued 500,000 shares in a private placement offering at a price of $1.65 per shares

During the six months ended June 30, 1997, the Company issued 200,000 units at a price of $5.00 per unit. Each unit consists of two (2) shares of common stock and one (1) common stock warrant. The warrants are exercisable at a price of $3.50 per share.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to June 30, 1997, the Company has completed its network infrastructure permitting commencement of operations.

--------------------------------------------------------------------------------
Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

    The Company was organized in September 1996 to engage in the business of developing and marketing various Internet content-based products and, secondarily, to act as an ISP providing dial-up access to the Internet. The Company's initial content-based products currently offered over the Internet consist of the delivery of financial data from securities and commodities exchanges world-wide on a real time and near real-time basis. The Company presently markets its services and products in Switzerland. The Company commenced commercial operations in March 1997 and, as of the date of this report statement, has not incurred significant revenues from operations. Following the acceptance of its Internet products and services by the Swiss market, the Company intends to expand its operations throughout Europe.

    The Company has financed its activities to date through the sale of its securities. The Company recently concluded the sale of 500,000 common shares at a price of $1.65 per share for proceeds of $ 825,000 (See NOTE 3). In addition, the Company is in the process of selling 500,000 units at a price of $5.00 per unit. Each unit consists of 2 shares of common stock and one common stock warrant. As of June 30, 1997, the Company has sold 200,000 units. (See NOTE 3)

    The Company's plan of operation for the next 12 months includes the full-scale roll-out of its ISP and financial services products to the Swiss market. In the opinion of management, the Company requires an additional $500,000 of capital in order to sustain its operations over the next 12 months and fund the full scale roll-out of its ISP and financial data service to the Swiss market, the receipt of which there can be no assurance. Subsequent to the acceptance of its Internet products and services by the Swiss market, the Company intends to expand its operations throughout Europe and is presently conducting preliminary analysis of certain target European markets outside of Switzerland. The Company will require additional capital to finance the cost of development of Internet services in other geographic locations and intends to finance those costs, in part, by joint venturing the development of Internet related operations in those areas with local businesses which will be responsible for contributing capital to the venture as well as technical or marketing support. As of the date of this report, the Company has plans to expand its Internet related operations into the German market and is in advanced-stage negotiations with the third parties for the development of such operations.

    The results of operations for the six months ended June 30, 1996 are for Virtual Telecom S.A. only as Virtual Telecom, Inc. was not yet established.

    This statement contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by the Swiss market; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

                                   PART II
                              OTHER INFORMATION



Item 1.       LEGAL PROCEEDINGS.

              Inapplicable.

Item 2.       CHANGES IN SECURITIES

              Inapplicable.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Inapplicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Inapplicable.

Item 5.       OTHER INFORMATION

              Inapplicable.

Item 6.       EXHIBITS AND REPORTS ON FROM 8-K.

              (a)  EXHIBITS

                   Inapplicable.

              (b)  REPORTS OF FORM 8-K

                   Inapplicable.

                                     SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        VIRTUAL TELECOM, INC.


Dated: August 14, 1997                By  /S/ NEIL GIBBONS
                                          -----------------------------
                                          Neil Gibbons - Chief Executive Officer

                                          /S/ DANIEL HUBER
                                          -----------------------------
                                          Daniel Huber
                                          Chief Financial Officer