Form 10-Q
period 1997-09-30
VIRTUAL TELECOM INC
filed 1997-11-20
CIK 1021734

                                    UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


                    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
Commission File Number 0-22351

                                VIRTUAL TELECOM, INC.
          (Exact name of small business issuer as specified in its charter)


                    DELAWARE                                   98-0162893
                    --------                                   ----------
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)


12, AV DES MORGINES, 1213 PETIT-LANCY 1, GENEVA, SWITZERLAND         N/A
------------------------------------------------------------        -----
         (Address of Principal Executive Offices)                 (Zip Code)

                                    41-22-879-0879
                             ---------------------------
                             (Issuer's telephone number)

                                    NOT APPLICABLE
     -------------------------------------------------------------------------
     Former Name, Former Address and Former Fiscal Year (If Changed Since Last
                                         Report)


Check  whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ---

As of November 20, 1997 the Registrant had 4,998,330 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes    No  X.
                                                  ---    ---


                      Page 1 of 10 consecutively numbered pages.

                                        PART 1
                                FINANCIAL INFORMATION

--------------------------------------------------------------------------------
   ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              VIRTUAL TELECOM, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                        ASSETS

                                               SEPT. 30,         DEC. 31,
                                                 1997              1996
                                              -----------       ----------
                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                   $   124,363      $  219,139
  Trade accounts receivable                        20,262               0
  Advances to stockholder and related party        48,861          38,645
  Prepaid expenses and other receivables          137,609          23,836

       Total current assets                       331,095         281,620
                                              -----------      ----------
Property and equipment, net                     1,266,710         634,472

Other assets                                       30,737          32,838

       Total assets                           $ 1,628,542      $  948,930
                                              -----------      ----------
                                              -----------      ----------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $  114,337      $  298,635
  Accrued liabilities                              36,073          37,171
  Current portion of capital lease obligations    113,768          10,849
  Advances and convertible loans from
    Stockholders and related parties              403,344         590,507
                                              -----------      ----------
       Total current liabilities                  667,522         937,162
                                              -----------      ----------
Long term capital lease obligations,
  Net of current maturities                       232,496          10,707
                                              -----------      ----------
       Total liabilities                          900,018         947,869
                                              -----------      ----------

STOCKHOLDERS' EQUITY:
  Common Stock                                      4,998           3,940
  Preferred Stock                                     284             284
  Additional paid-in capital                    3,027,004         994,465
  Accumulated deficit                          (2,419,623)      (1,063,088)
  Cumulative translation adjustment               115,861          65,460
                                              -----------      ----------
       Total stockholders' equity                 728,524           1,061
                                              -----------      ----------
       Total liabilities and
       Stockholders' equity                   $ 1,628,542      $  948,930
                                              -----------      ----------
                                              -----------      ----------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                              VIRTUAL TELECOM, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                           FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                           --------------------------  -------------------------
                                 1997         1996       1997         1996
                              ---------     --------   ---------    ---------

SALES                         $  46,566     $      0   $  47,398    $       0

EXPENSES:
  General and administrative    312,796      177,267     900,944      249,413
  Research and development      158,029       21,303     482,147       36,857
                              ---------     --------   ---------    ---------
  Total operating expenses      470,825      198,570   1,383,091      286,270
                              ---------     --------   ---------    ---------
LOSS FROM OPERATIONS            424,259      198,570   1,335,693      286,270
                              ---------     --------   ---------    ---------

  Interest income/(expense)      (7,704)     (10,909)    (20,842)     (12,556)

Net income (loss)               431,963      209,479   1,356,535      298,826
                              ---------     --------   ---------    ---------
Weighted average number of
  common shares               4,998,330            0   4,998,330            0

Net income (loss) per
  common Share                $   (0.09)     $  0.00    $  (0.27)     $  0.00
                              ---------     --------   ---------    ---------
                              ---------     --------   ---------    ---------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                              VIRTUAL TELECOM, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (UNAUDITED)

                                             FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                          --------------------------------
                                                1997              1996
                                           --------------     ------------
Cash Flows from Operating Activities:
  Net Loss                                   $(1,356,535)      $ (298,826)
                                             -----------       ----------
  Adjustments to reconcile net loss to
     Net cash Used in operating activities:
       Depreciation and amortization              69,082           12,588
       Interest accrued on loans payable          32,173           12,556
       Capitalization of interest                 (6,656)               0

  Increase (decrease) resulting from changes in:
       Prepaid expenses and other receivables   (138,239)               0
       Accounts payable                         (248,669)          (3,285)
       Accrued liabilities                        63,273            5,912
                                             -----------       ----------
Net cash used-in operating activities        $(1,585,571)      $ (271,055)
                                             -----------       ----------
Cash Used-in Investing Activities:
  Purchase of equipment                        (406,066)           (3,171)
  Deferred costs, Virtual Telecom, Inc.               0           (82,106)
  Advances to stockholder and related party      (6,777)                0
  Collection of stock subscriptions
   Receivable                                         0            40,000
                                             -----------       ----------
Net Cash Used-in Investing Activites         $ (412,843)       $  (45,277)
                                             -----------       ----------
Cash Flows from Financing Activities:
  Conversion of bridge loans                     199,867                0
  Issuance of stock                            1,829,634                0
  Advances from stockholders and related
    parties                                      (99,745)         469,300
  Reimbursements of advances from stockholders
    and related parties                          (72,080)         (63,154)
  Interest accrued on advances to related
    parties                                        1,654                0
  Payment of capital lease obligations             3,783          (12,231)
  Bank overdraft                                       0           (1,217)

Net cash provided by financing activities     $1,863,113       $  392,698
                                             -----------       ----------
Effect of Exchange Rate Changes on Cash
  and cash equivalents                        $   40,525       $    8,326
                                             -----------       ----------
Net Increase (decrease) in Cash and
  Cash Equivalents                            $  (94,776)      $   84,692
                                             -----------       ----------

Cash and Cash Equivalents at Beginning
  of Period                                      219,139                0
                                             -----------       ----------
Cash and Cash Equivalents at End of Period    $  124,363       $   84,692
                                             -----------       ----------
                                             -----------       ----------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's December 31, 1996 audited financial statements. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE LOANS FROM STOCKHOLDERS AND RELATED PARTIES

In May 1996 and December 1996, the Company received bridge loans of $300,000 and $200,000 respectively, with principal and interest accrued at 12%, due one year from the date such loans were made. The loans are convertible into common shares of the Company at the option of the borrower. If the Company elects to pay in common stock, the common stock will be valued at 75% of the average public market price for a 90 day period preceding the repayment date. In connection with these loans, the Company paid 1.25% of the loan's principal in loan origination fees. During the nine months ended September 30, 1997, the Company issued 133,333 shares of its common stock at a price of $1.50 per share as payment for $200,000 of the loan. The remaining $300,000 is due December 1997. In addition, the Company made a payment of $50,000 in accrued interest on the note. As of September 30, 1997 a total of $5,167 was due in accrued interest.

NOTE 3 -  ISSUANCE OF COMMON STOCK  AND WARRANTS

During the nine months ended September 30, 1997 the Company issued issued 133,333 shares for a total of $200,000 as payment in lieu of cash for a note payable to stockholders and related parties. (See NOTE 2)

During the nine months ended September 30, 1997, the Company issued 500,000 shares in a private placement offering at a price of $1.65 per shares.

During the nine months ended September 30, 1997, the Company issued 200,000 units at a price of $5.00 per unit. Each unit consists of two (2) shares of common stock and one (1) common stock warrant. The warrants are exercisable at a price of $3.50 per share.

NOTE 4 - FIXED ASSETS AND CONTRACTUAL COMMITTMENTS

In September 1996, Virtual Telecom S.A. signed a four year Partnership Outsourcing Agreement with Digital Equipment Corporation, for the provision of computer equipment and maintenance.

In addition, Virtual Telecom S.A. has contractual commitments for the servicing of the equipment acquired above. As of September 30, 1997 there are three years remaining on the contract which amount to approximately $230,000.

NOTE 5- SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the Company has completed its network infrastructure permitting commencement of operations.

-------------------------------------------------------------------------------
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------------------

    Virtual Telecom, Inc., a Delaware corporation ("Company"), was recently organized to engage in the business of developing and marketing various Internet content-based products and, secondarily, to act as an Internet Service Provider ("ISP") providing access to the Internet. The Company's initial content-based products offered over the Internet consist of the delivery of financial data from securities and commodities exchanges worldwide on a real-time and near real-time basis. During 1996 and the first quarter of 1997, the Company acquired and implemented the hardware, consisting of routers and servers, and leased telephone lines through which it offers its financial data service and access to the Swiss market. During the second fiscal quarter, the Company conducted pilot operations. The Company commenced full commercial operations during the quarter ended September 30, 1997. Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiary, Virtual Telecom SA, a Swiss corporation.

     The Company's results of operations for three months ended September 30, 1997 included revenues of $46,566 and a net loss of $(431,963). As of September 30, 1997, the Company had a working capital deficit of $(336,427), which has subsequently been increased by the Company's losses from operations since that date. The Company has financed its operations to date through the sale of its equity securities and has received gross proceeds of $1,825,000 from the sale of its equity securities during the nine months ended September 30, 1997. See Note 3 to the unaudited condensed financial statements. As of the date of this report, the Company is seeking to acquire capital through the sale of its debt or equity securities. If the Company is unable to raise additional capital, the Company may not be able to continue its present level of operations.

     The Company's plan of operations for the next twelve months include, subject to the receipt of additional capital, a full-scale roll-out of its on-line financial database products targeted at professional users in the Swiss banking, investment and corporate markets. Subsequent to the roll-out to the Swiss market, the Company intends to expand its operations to other key European markets. The Company will require additional capital to finance the cost of development of Internet services in other geographic locations and intends to finance those costs, in part, by joint venturing the development of Internet related operations in those areas with local businesses which will be responsible for contributing capital to the venture as well as technical or marketing support.

    As of the date of this report, the Company has in its early stage commencement of operations concluded financial database products contracts with 12 banking or trading enterprises providing for recurring revenue to the Company in the aggregate amount of $10,000 per month. In addition, the Company has concluded ISP network service contracts with 12 corporate clients providing for recurring revenue to the Company in the aggregate amount of $4,000 per month. The Company is in an advanced stage of negotiations with approximately 30 potential corporate clients, each of which has solicited offers for the Company's provision of financial data base products or ISP network service or both.

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this registration statement, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by the Swiss market, the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investor not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

                                       PART II
                                  OTHER INFORMATION



Item 1.        LEGAL PROCEEDINGS.
               ------------------
               Inapplicable.

Item 2.        CHANGES IN SECURITIES
               ---------------------
               Inapplicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               -------------------------------
               Inapplicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               ----------------------------------------------------
               Inapplicable.

Item 5.        OTHER INFORMATION
               -----------------
               Inapplicable.

Item 6.        EXHIBITS AND REPORTS ON FROM 8-K.
               ---------------------------------
               (a)  EXHIBITS
                    ---------
                    Inapplicable.

               (b)  REPORTS OF FORM 8-K
                    -------------------
                    Inapplicable.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VIRTUAL TELECOM, INC.


Dated: November 20, 1997           By   /s/ Neil Gibbons
                                        --------------------------------------
                                        Neil Gibbons - Chief Executive Officer



                                        /s/ Daniel Huber
                                        --------------------------------------
                                        Daniel Huber
                                        Chief Financial Officer