Form 10KSB
period 1997-12-31
VIRTUAL TELECOM INC
filed 1998-03-31
CIK 1021734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

Commission file number 0-22351

                              VIRTUAL TELECOM, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Delaware                                     98-0162893
___________________________________         __________________________________
 (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)



      12, Av. des Morgines
       1213 Petit-Lancy 1                                  N/A
       Geneva,Switzerland
___________________________________         __________________________________
      (ADDRESS OF PRINCIPAL                              (ZIP CODE)
        EXECUTIVE OFFICES)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE  +4122-879-0879

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH
        TO BE SO REGISTERED                   EACH CLASS IS TO BE REGISTERED

               None                                          N/A
___________________________________         __________________________________


SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
______________________________________________________________________________
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  /X/    No  / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $7,789,600.

The number of shares of the Common Stock outstanding as of March 20, 1998 was 5,534,148.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

      Virtual Telecom, Inc., a Delaware corporation (the "Company"), was recently organized to engage in the business of developing and marketing various Internet content-based products and, secondarily, to act as an Internet Service Provider ("ISP") providing access to the Internet. The Company's initial content-based products offered over the Internet consist of the delivery of financial data from securities and commodity exchanges worldwide on a real time and near real-time basis. During 1996 and the first quarter of 1997, the Company acquired and implemented the hardware, consisting of routers and servers, and leased telephone lines through which it offers its financial data service and access to the Swiss market. During the second fiscal quarter, the Company conducted pilot operations. The Company commenced full commercial operations during the quarter ended September 30, 1997.

      The Company was organized on July 3, 1996 under the laws of the State of Delaware and has two corporate predecessors, Virtual Telecom SA, a Swiss Corporation, and Moke Acquisition Corp. ("Moke"), a Delaware corporation. Virtual Telecom SA was organized on May 19, 1994 to engage in the development and marketing of Internet content-based products and Internet dial-up access to the Swiss market. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated July 3, 1996, the holders of all of the issued and outstanding capital shares of Virtual Telecom SA transferred those shares to the Company in exchange for the Company's issuance of 3,193,540 shares of its $.001 common stock ("Common Stock"). The share for share exchange between the shareholders of Virtual Telecom SA and the Company was formally consummated effective as of July 22, 1996. Virtual Telecom SA presently exists as the wholly owned operating subsidiary of the Company. Pursuant to an Agreement and Plan of Merger dated July 31, 1996 between the Company and Moke, Moke merged with and into the Company effective as of August 30, 1996. Prior to the merger, Moke was a publicly held shell corporation with approximately 4,090,448 shares of Common Stock outstanding. Pursuant to the Agreement and Plan of Merger, each outstanding share of Moke common stock was converted into .0867471 shares of the Company's Common Stock, for an aggregate issuance of 355,039 shares of the Company's Common Stock to the shareholders of Moke.

      From October 1 through December 2, 1996, the Company conducted a private placement of units ("Units") of its securities at $3.50 per Unit. Each Unit consisted of one share ("Series A Preferred Share") of the Company's Series A Preferred Stock and one common stock purchase warrant ("Unit Warrant"). Each Series A Preferred Share was initially convertible into Common Stock at a conversion price of $3.50 per share, provided that on the one year anniversary of the original issuance of the Series A Preferred Stock, the conversion price was to be adjusted to 70% of the average last sale price of the Common Stock during the 30 trading days immediately preceding the first anniversary date. In December 1997, this conversion price was adjusted to $1.75 per share. Each Unit Warrant initially entitled its holder to purchase one share of Common Stock at an exercise price of $7.00 per share until July 31, 1998, at which time the unexercised Unit Warrants shall expire by their own terms. In December 1997, the Company adjusted the exercise price of each Unit Warrant to $3.50 per share and extended the expiration date to December 31, 2000. The Company sold 283,781 Units to European institutional investors for the gross proceeds of $993,233.50.

      From January 8, 1997 through March 10, 1997, the Company conducted a private placement of shares of Common Stock. In the private placement, the Company sold 534,063 shares of Common Stock for the gross proceeds of $873,000.

      In June 1997, the Company conducted a private placement of units ("Units") of its securities at $5.00 per Unit. Each Unit consisted of two
(2) shares of Common Stock and one (1) warrant which entitled its holder to purchase one share of Common Stock at an exercise price of $3.50 per share. In the private placement, the Company sold 204,000 Units for the gross proceeds of $1,020,000. In February 1998, the Board of Directors of the

Company resolved to reduce the price of the Units from $5.00 per Unit to $4.00 per Unit and to issue an additional 102,000 shares of Common Stock to the Unit purchasers.

      On December 30, 1997, the Company sold 1,923,716 shares ("Series B Shares") of its Series B Preferred Stock to Alta-Berkeley V, C.V. and two-affiliated venture capital funds (collectively referred to as "Alta-Berkeley") for the purchase price of $3,000,000. Pursuant to the terms of the Agreement, Alta-Berkeley delivered $1,000,000 at the closing on December 30, 1997 and the balance of $2,000,000 was delivered in March 1998. The Series B Shares are convertible at any time into shares of Common Stock on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, and have full voting rights along with the Company's Series A Preferred Stock and its Common Stock. In the event of any liquidation, dissolution or winding up of the Company, before any distribution or payment to holders of Common Stock may be made, the holder of each Series B Share shall be entitled to be paid an amount equal to $3.50 per share, plus any accrued and unpaid dividends, if the event of liquidation, dissolution or winding up occurs on or before December 31, 1999 and thereafter $5.20 per share, plus any accrued and unpaid dividends.

      Concurrent with the Agreement, the Company and Alta-Berkeley entered into an Investors' Rights Agreement. Pursuant to the terms of their agreement, the Company increased the authorized number of its directors from four to six and holders of the Series B Shares are entitled to elect two
members of the Company's Board of Directors.   At the closing, the Company
appointed Mr. Bryan Wood of Alta-Berkeley to the Board of Directors. In addition, the Company granted Alta-Berkeley the right of first refusal to purchase a pro rata share of any equity securities, which the Company may issue. The right of first refusal expires on December 18, 2004. The Investors' Rights Agreement also grants Alta-Berkeley certain approval and disclosure rights over certain management and strategic matters.

      Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Virtual Telecom SA, a Swiss corporation, and Firstquote Limited, an English corporation. The Company's executive offices are located at 12, Av. des Morgines, 1213 Petit-Lancy 1, Geneva, Switzerland; telephone number +4122-879-0879.

BUSINESS OF THE COMPANY

      CERTAIN TERMS USED HEREIN ARE DEFINED BELOW IN THE SECTION "GLOSSARY." THE COMPANY HAS ENTERED INTO CERTAIN FINANCIAL COMMITMENTS PAYABLE IN SWISS FRANCS, THE UNIT OF CURRENCY OF SWITZERLAND. ALL SWISS FRANC BASED AMOUNTS ARE DESIGNATED BY THE SYMBOL "CHF." AS OF MARCH 20, 1998, THE SWISS FRANC-DOLLAR EXCHANGE RATE WAS 1.4965 SWISS FRANCS TO 1 U.S. DOLLAR.

      GENERAL

      The Company is a value-added Internet Service and Information provider. The Company has developed and intends to commercialize its ISP and content provider operations through a network of strategic alliances with internationally recognized businesses. The Company's ISP operations are conducted pursuant to an agreement with Digital Equipment Corporation ("DEC") under which DEC has designed, implemented and operates a network of routers and servers located at 13 to 20 PoP's throughout Switzerland and, in time, additional PoP's throughout Europe. Swisscom (formerly known as Swiss Telecom PTT) and British Telecom provide frame relay and IP connectivity services. The Company's financial data service is offered pursuant to separate non-exclusive licenses entered into by the Company with the Standard & Poor's ComStock Division of McGraw-Hill International (UK) Ltd. ("S&P ComStock"), which supplies the Company with a raw feed of market data from securities and commodities exchanges world-wide, and Townsend Analytics, Ltd. ("Townsend"), which has licensed to the Company its proprietary software program which can organize the raw data feed from S&P ComStock for presentation in tabular and chart formats. DEC operates and manages the central server over which the Company's subscribers will access the financial data. See "Strategic Alliances" below for a summary of the terms and conditions of the Company's contracts with DEC, S&P ComStock, Townsend, Swisscom and British Telecom.

      The Company's strategy is to focus on the development of content-based Internet services through alliances with internationally recognized service providers, such as DEC, S&P ComStock and Townsend, and to aggressively market those services throughout Europe. Through these strategic alliances, the Company hopes to readily establish a reputation for quality and reliability and, more importantly, out-source the required expertise in the areas of software development and system operation, thereby allowing the Company to focus on the marketing of its products and services. The Company's business strategy also includes the development of the ISP network, which can be marketed as a stand-alone service and as a tie-in with its content-based products.

      BACKGROUND

      The Internet is a collection of computer networks linking millions of public and private computers around the world. Historically, the Internet was used by government agencies and academic institutions to exchange information, publish research and transfer electronic mail. A number of factors, including the proliferation of communication-enabled personal computers, the availability of intuitive graphical user interface software and the wide accessibility of an increasingly robust network infrastructure, have combined to allow non-technical users to easily access the Internet and, in turn, have produced rapid growth in the number of Internet users. The number of users worldwide is variously estimated to be between 70 and 110 million. Durlacher Multimedia Ltd. estimates that the number of Internet users will reach 200 million by 2000.

      This growth, combined with the emergence of the World Wide Web, the graphical, multimedia environment of the Internet, has resulted in the development of the Internet as a new mass communications medium. The ease and speed of publishing, distributing and communicating text and graphics over the Internet has lead to a proliferation of Internet-based content, including online magazines, news feeds, interactive games and a wealth of educational and entertainment information, as well as to the development of online communities. In addition, the reduced cost of executing transactions over the Internet provides individuals and organizations with a new means to conduct business.

      THE OBJECTIVES OF THE COMPANY

      The Company's objectives are to establish itself as an Internet-based content provider of investor information services and, secondarily, as a provider of enterprise Internet access for the Swiss market. To achieve its objectives as a provider of investor information, the Company (i) offers competitive pricing, (ii) provides detailed content with respect to information provided to investors (including maintaining a wide range of available stock symbols), and (iii) intends to exploit unfilled opportunities with respect to untapped European markets. To achieve its objectives as an ISP for the Swiss market, the Company provides (i) competitive pricing (maintaining a price advantage over the Company's major competitors), (ii) high-availability (including the provision of call-forwarding so that a subscriber never gets a busy tone) and (iii) dial-up portability to subscribers (as one would enjoy with respect to use of a portable computer).

      THE COMPANY'S SERVICES AND PRODUCTS

     FINANCIAL DATA SERVICE. The Company has implemented a system of providing real-time and near real-time financial market quotation data in tabular or chart form. The Company offers two services for different market mixes, service content and types of presentation. A professional online investor service is offered to professionals under the mark "1stQuote" and includes real time market data. A Web-based investor service covering the Swiss market is provided to individual investors under the mark "InvestMaster" and provides market data on a real-time snap-quote basis. The Company commenced offering financial data services on a limited basis end-September, 1997 and commenced full-scale marketing of its financial data service in March 1998.

      "1ST QUOTE" PROFESSIONAL ONLINE INVESTOR SERVICE. At a relatively low cost compared to traditional systems, the Company provides the subscriber with a professional online investor (Intranet) service under the mark "1st Quote." The 1st Quote service has the following characteristics:

      - After first installing an interface program, the subscriber can dial-up and access real-time or near real-time data feed via the Internet

      -     Provides access to up to 280,000 stock symbols

      - Provides real-time price data in a boardview (tabular) or chart format for a major stock exchanges, option/futures markets, currency markets, commodities markets

      - Runs on Microsoft Windows system and information is presented in true Windows-style format

      - Additional value-added features such as alarms, closed captioned news, trend tools, and automated spreadsheet updates

      -     Floating user-license provides significant mobility to users

      Also available in lower-cost "Lite" version

      "INVESTMASTER" COMMERCIAL ONLINE INVESTOR SERVICE. For a nominal monthly subscription, the Company offers individual investors with a commercial on-line investor (web) service known as "InvestMaster" with the following characteristics:

      - Provides personal investors with information in a multi-lingual format

      - Provides access to 70,000 stock symbols for all instruments traded on Swiss markets

      - Provides delayed price data in a boardview (tabular) or chart format for equities, option/futures markets, currency markets, commodities markets

      -     Information presented in Web-browser

      - Provides additional value-added features such as market & corporate news, and a personal portfolio feature

      "FIRSTSWISS" DIAL-UP INTERNET ACCESS (INTERNET SERVICE PROVIDER). The Company provides commercial Internet service under the mark "FirstSwiss." The Internet consists of high-speed telecommunications circuits connecting routers that transmit data packets. The circuits are maintained by large telecommunication (telco) firms (such as, AT&T, MCI, Sprint, Swisscom, British Telecom, etc.). The routers are generally owned by the ISP's. As a Swiss-based ISP, the Company leases lines from Swisscom and British Telecom to connect its routers located at miscellaneous PoP's located throughout Switzerland. The customers dial-up into the PoPs through their local phone lines or have a permanent leased-line type of connection. Their call is then routed to the Company's central server in Geneva, which then connects the call to the Internet.

      As an ISP, the Company is selling a commodity to consumers, and the commodity is bandwidth. The Company purchases bandwidth (or line communication capacity) from Swisscom and British Telecom; then resells bandwidth to its local subscribers. The Company charges the subscriber or customer a mark-up to cover the provision of services and the Company's investment in support equipment. Separately, the subscriber is charged by the local telco for the phone connection to the Company's PoPs. The greater the bandwidth that the Company can provide leads to a higher quality to more subscribers simultaneously.

      The Company commenced offering its ISP service in September 1997. The Company provides individual and corporate subscribers with local dial-up Internet access with the following characteristics:

      - A high speed reliable Internet connection for a 33.6 kbps modem or an ISDN (64 kbps) terminal.

      - Local dial-up capability throughout Switzerland via 13 PoPs initially and additional PoPs as subscribers increase.

      - An E-mail account (multiple E-mail accounts for an additional one time fee)

      -     Access to 14,000 worldwide Usenet News groups

      - Access to a local FTP software library containing many types of software, upgrades and documents

      - Log-in access to a multi-lingual Web homepage with links to daily news, financial news, transportation timetables classified advertising, etc.

      STRATEGIC ALLIANCES

      The Company's operations and Internet services are provided through a network of strategic alliances with the following internationally recognized businesses:

            DIGITAL EQUIPMENT CORPORATION. The Company's ISP operations are operated pursuant to Partnership Outsourcing Agreement ("DEC Agreement") dated September 9, 1996 between Virtual Telecom SA and DEC Digital Equipment Corporation ("DEC"). Pursuant to the DEC Agreement, DEC has designed, implemented and operates on behalf of the Company a network of routers and servers located at 13 to 20 PoP's throughout Switzerland and, in time, additional PoP's throughout Europe. Pursuant to the DEC Agreement, the Company has purchased from DEC the hardware and software required to operate an Internet dial-up access network, including a central server site located in Geneva that is built around a cluster of DEC Alpha computers running a UNIX operating system. The DEC Agreement is for an initial four year term subject to one year renewals thereafter unless either party provides the other with notice of its intent to cancel at least six months prior to the pending termination date. The Company enjoys the status of Digital Business Partner, and Business Partner-AltaVista Internet Software Solutions. AltaVista is a division of Digital Equipment Corporation.

            STANDARD & POOR'S COMSTOCK. The Company's financial data service is provided through separate arrangements with S&P ComStock and Townsend Analytics. The Company receives stock and commodity information on a real time basis pursuant to an Information Distribution License Agreement ("S&P ComStock Agreement") dated August 23, 1996 between McGraw-Hill International
(UK) Ltd. and Virtual Telecom SA. The Standard & Poor's ComStock Division of McGraw-Hill is licensed to distribute trading information from most U.S. and international stock, mercantile, option and currency exchanges. Pursuant to the S&P ComStock Agreement, McGraw-Hill provides the Company with trading information from S&P ComStock on a real time basis via a satellite transmission and has granted the Company a non-exclusive license to redistribute such information as part of the Company's Internet financial data service.

            TOWNSEND ANALYTICS. The Company receives raw financial data, which it stores and distributes to graphical user interfaces (GUI) by way of software licensed on a non-exclusive basis from an affiliate, Townsend Analytics, Ltd., of Chicago, Illinois.

            SWISSCOM/BRITISH TELECOM. The Company's ISP network is carried over a frame relay telecommunication network operated by the Unisource Division of Swisscom. The Swiss subsidiary of British Telecom ("British Telecom"), provides connectivity to the Internet via their global Concert IP network. Pursuant to a UNIDATA Frame Relay & Unimaster Services Contract dated October 22, 1996 between Swisscom and Virtual Telecom SA, Swisscom has installed the Company-owned routers and provided connectivity by way of their frame relay network. The Company has arranged for connections to the Internet from British Telecom pursuant to an Agreement for Global Telecommunications Services ("BT Agreement") dated October 1, 1996 between British Telecom and Virtual Telecom SA.

            IQ NET CORPORATION. The Company has licensed from IQ Net Corporation ("IQ Net") certain computer software programs designed to enhance the presentation of its financial data services through its InvestMaster Service. Pursuant to a Software License Agreement ("Agreement") dated February 27, 1998 between the Company and IQ Net, IQ Net has granted the Company an exclusive license to use IQ Net's software to deliver a financial data service over the Internet and to market and promote such service throughout Europe.

MARKETING

      The Company markets its ISP and content-based financial services throughout Switzerland. The Company's strategy is to focus its marketing efforts on the sale of its 1stQuote and InvestMaster financial data products to the Swiss investment community. The 1stQuote financial service is marketed primarily to private banks, investment bankers and money managers, and the InvestMaster financial service is marketed primarily to private investors. The Company's strategy is to sell its ISP operations to the 1stQuote and InvestMaster subscribers as a tie-in service. In addition, the Company markets its ISP service as a stand-alone product to corporate Swiss Internet users. The Company employs a combination of direct marketing, print advertisements and direct mailings in order to market its ISP and content-based financial services. The Company promotes itself and its financial data services to the Swiss Internet and financial trade publications for purposes of generating feature articles that promote the Company and its business. The Company also endeavors, whenever possible, to market its services to the clients of those companies through which it outsources its ISP and financial data operations. To date, DEC has actively promoted the Company's ISP and financial data services directly to the DEC clients and has promoted the Company as a strategic partner of DEC.

COMPETITION

      The market for Internet products and services is expanding rapidly but is also highly competitive and the Company expects that this competition will intensify in the future. The Company's current and prospective competitors include many companies that have substantially greater financial, technical, marketing, and other resources than the Company. Increased competition could result in price reductions and increased spending on marketing and product development. Any of these events could have a material adverse affect on the Company's financial condition and operating results. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, and results of operations.

      As of the date of this report there are several ISP's providing dial-up access to Swiss Internet users. There are also several companies that provide for the delivery of financial data over the Internet or electronic means, including Reuters, Bloomberg, Dow Jones Telerate, Bridge on Telekurs.

GOVERNMENT REGULATION

      The Company's ISP operation and content-based products are not currently subject to direct regulation by Swiss, US or other law, other than regulations applicable to businesses generally. Changes in the regulatory environment relating to the Internet content or connectivity industries, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse affect on the Company's business. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

EMPLOYEES

      The Company is staffed with 16 full-time employees and 3 full-time consultants at present, six of whom are involved in the Company's network and Web operations.

GLOSSARY

      Set forth below are definitions of certain terms used in this report.

BACKBONE A centralized high-speed network that connects smaller, independent networks. In other terms, the backbone of a network is its means of linking its major nodes so all of its PoPs feed into backbone nodes with high speed uninterrupted flow.

BANDWIDTH                     The number of bits of information which can
                              move over a communications medium in a given amount of time.

DIAL UP LINE                  A local access line and number provided by
                              domestic telecom operators allowing the
                              subscriber to dial the service provider's PoP and connect to their backbone.

ELECTRONIC MAIL OR E-MAIL     As application that allows a user to send or
                              receive messages to or from any other user with an Internet address, commonly termed an e-mail address.

FRAME RELAY                   A packet-switched Data network


GRAPHICAL USER INTERFACE      A means of communicating with a computer by
                              manipulating icons and windows rather than using text commands.

INTERNET An open global network of interconnected commercial, education and governmental computer networks which utilize a common communications protocol, TCP/IP.

ISDN Integrated Services Digital Network. A digital network that combines voice and digital network services through a single medium, making it possible to offer customers digital data services as well as voice connections. In Europe, a 64 kilobit (64,000 bits per second) leased line is currently the most current bandwidth transmission data circuit useful in Internet business applications.

KBPS Kilobits per second. A rate of digital information transmission. One kilobit equals 1,000 bits.

LEASED LINE                   A leased line is the telephone circuit
                              transmission channel reserved for the
                              customer's use from point "a" to point "b" through phone company physical lines and switches. The line may be of different bandwidths of data carrying capacity.

MBPS Megabits per second. A rate of digital information transmission. One megabit equals 1,000 kilobits.

MODEM A piece of equipment that connects a computer to an analog transmission line (typically a telephone line).

ONLINE SERVICES               Commercial information services that offer a
                              computer user access through a modem to a specified slate of information, entertainment and communications menus. These services are generally closed systems but may offer
                              Internet access at additional cost.

POPS Points of Presence. A clustered group of modems, routers and other computer equipment, located in a particular city or metropolitan area, that allows a nearby subscriber to access the Internet through a local telephone call.

ROUTER A device that receives and transmits data packets between segments in a network or different networks.

SERVER Software that allows a computer to offer a service to another computer. Other computers connect the server program by means of matching client software. In addition, such term means the computer on which server software runs.

WINDOWS A computer operating system developed by Microsoft that provides a graphical user interface and multitasking capabilities.

WORLD WIDEWEB                 A network of computer servers that uses a
                              special communications protocol to link
                              different servers throughout the Internet and permits communications of graphics, video and sound.

ITEM 2.     DESCRIPTION OF PROPERTY.

      The Company's executive offices are located in Geneva, Switzerland and consist of approximately 1,800 square feet of leased premises. The Company's lease for these premises expires on August 30, 1999 and provides for monthly rent of CHF 7,500.

ITEM 3.     LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company or the properties of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          MARKET FOR COMMON SHARES. The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "VITE" since November 18, 1996. During the fiscal year ended December 31, 1997, the high and low last sale prices were $3.25 and $0.50, respectively. These high and low sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock.

     As of March 20, 1998, there were approximately 348 record holders of the Company's Common Stock.

     The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

          RECENT SALES OF UNREGISTERED SECURITIES. During the fiscal year ended December 31, 1997, the Company sold unregistered securities in the following transactions:

          A. From January 1997 through March 1997, the Company conducted a private placement of shares of Common Stock. In the private placement, the Company sold 534,063 shares of Common Stock for the gross proceeds of $873,000. The shares were sold pursuant to Rule 504 under the Securities Act of 1933 ("1933 Act"). There was no underwriter involved in this issuance.

          B. In February 1997, the Company issued 10,000 shares of Common Stock to a director as consideration for consulting services rendered on behalf of the Company. The shares were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

          C. In February 1997, the Company issued 20,000 shares of Common Stock to one individual as consideration for consulting services rendered on behalf of the Company. The issuance was made pursuant to Rule 701 under the 1933 Act. There was no underwriter involved in this issuance.

          D. In April 1997, the Company granted one of its directors options to purchase an aggregate of 100,000 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan. The options have an exercise price of $3.00 per share and vest at a rate 25,000 shares on each one year anniversary of the option grant date. The options were issued pursuant to Section 4(2) of 1933 Act. There was no underwriter involved in this issuance.

          E. In May 1997, the Company granted eight of its employees options to purchase an aggregate of 190,000 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan. The options had an initial exercise price of $3.50 per share, are immediately exercisable and expire on December 31, 2000. The exercise price was revised downward to $2.00 in March 1998. The options were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

          F. In May 1997, the Company issued 50,000 shares of Common Stock to one individual as consideration for consulting services rendered on behalf of the Company. The issuance was made pursuant to Rule 701 under the 1933 Act. There was no underwriter involved in this issuance.

          G. In June 1997, the Company conducted a private placement of units ("Units") of its securities at $5.00 per Unit. Each Unit consisted of two shares of Common Stock and one warrant which entitled its holder to purchase one share of Common Stock at an exercise price of $3.50 per share. The Company sold 204,000 Units for the gross proceeds of $1,020,000. In February 1998, the Board of Directors of the Company resolved to reduce the price per Unit to $4.00 and to issue an additional 102,000 shares of Common

Stock to the Unit purchasers. The Units were sold pursuant to Regulation S under the 1933 Act. There was no underwriter involved in this issuance.

          H. In December 1997, the Company granted two of its employees options to purchase an aggregate of 20,000 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan. The options had an initial exercise price of $3.50 per share and are immediately exercisable and expire on December 31, 2000. The exercise price was revised downward to $2.00 in March 1998. The options were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

          I. On December 30, 1997, the Company sold 1,923,716 shares of its Series B Preferred Stock to Alta-Berkeley V, C.V. and two-affiliated venture capital funds (collectively referred to as "Alta-Berkeley") for the purchase price of $3,000,000. The shares were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

          J. In 1997, the Company issued 271,686 shares of Common Stock upon conversion of the outstanding Series A Preferred Stock. The shares were issued pursuant to Regulation S under the 1933 Act. There was no underwriter involved in this issuance.

          K. In 1997, the Company issued 133,333 shares of Common Stock upon conversion of outstanding indebtedness. The shares were issued pursuant to Regulation S under the 1933 Act. There was no underwriter involved in this issuance.

          L. In 1997, the Company issued 8,000 shares of Common Stock to a consultant for administrative services rendered. The shares were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The Company was recently organized to engage in the business of developing and marketing various Internet content-based products and, secondarily, to act as an Internet Service Provider ("ISP") providing access to the Internet. The Company's initial content-based products offered over the Internet consist of the delivery of financial data from securities and commodity exchanges worldwide on a real time and near real-time basis.
During 1996 and the first quarter of 1997, the Company acquired and implemented the hardware, consisting of routers and servers, and leased telephone lines through which it offers its financial data service and access to the Swiss market. During the second fiscal quarter, the Company conducted pilot operations. The Company commenced full commercial operations during the quarter ended September 30, 1997.

       The Company's results of operations for fiscal year ended December 31, 1997 included revenues of $112,446 and a net loss of $(2,359,209). As of December 31, 1997, the Company had working capital of $1,859,966. The Company has financed its operations to date through the sale of its equity securities and has received gross proceeds of $2,893,000 from the sale of its equity securities during the 1997 fiscal year and an additional $2,000,000, which was in the form of subscription receivable as of December 31, 1997 and was collected by the Company in March 1998. Management believes that its current working capital, along with expected revenues from operations, will satisfy its capital requirements throughout the 1998 fiscal year.

     The Company's plan of operations for the 1998 fiscal year include a full-scale roll-out of its on-line financial database products targeted at investment professionals and personal investors in the Swiss banking, investment and corporate markets. Subsequent to the rollout to the Swiss market, the Company intends to expand its operations to other key European markets.

     As of March 20, 1998, the Company has in its early stage of commencement of operations concluded financial database product contracts with 13 banking or trading enterprises providing for recurring revenue to the Company in the aggregate amount of $12,500 per month. In addition, the Company has concluded ISP network service contracts with 14 corporate clients providing for recurring revenue to the Company in the aggregate amount of $5,000 per month. Additional non-recurring revenues in the first two months of fiscal

1998 amounting to $22,000 were derived from the set-up and installation charges. The Company is in an advanced stage of negotiations with approximately 50 potential corporate clients, each of which has solicited offers for the Company's provision of financial data base products or ISP network service or both.

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this registration statement, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by the Swiss market; the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

ITEM 7.   FINANCIAL STATEMENTS.

                        INDEX TO FINANCIAL STATEMENTS

   Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . 14,15
   Consolidated Balance Sheets at December 31, 1997 and 1996  . . . . . . 16,17
   Consolidated Statements of Operations for the years
     ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . 18
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . 19
   Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended December 31, 1997 and 1996  . . . . . . . . . .  20
   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 21-38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
VIRTUAL TELECOM, INC.


We have audited the accompanying consolidated balance sheet of Virtual Telecom Inc. and its subsidiaries as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Virtual Telecom Inc. and its subsidiaries as of December 31, 1996 were audited by other auditors whose report dated March 14, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtual Telecom Inc. and its subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP




March 30, 1998.

                         RAIMONDO, PETTIT & GLASSMAN
                        CERTIFIED PUBLIC ACCOUNTANTS




INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Virtual Telecom, Inc.
Geneva, Switzerland


We have audited the accompanying consolidated balance sheet of Virtual Telecom, Inc. at December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 1996. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtual Telecom, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                      RAIMONDO, PETTIT & GLASSMAN


Torrance, California
March 14, 1997

                   VIRTUAL TELECOM, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996
                         (Currency - U.S. dollars)




                                 A S S E T S

                                                 DEC. 31, 1997     DEC. 31, 1996
                                                 -------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                          569,264          219,139
  Trade accounts receivable, net                      65,931                -
  Advance to a related party                               -           38,645
  Subscriptions receivable from stockholders       2,000,000                -
  Prepaid expenses and other receivables             138,107           23,836
                                                  ----------         --------
    Total current assets                           2,773,302          281,620
                                                  ----------         --------


NON CURRENT ASSETS:

  Property and equipment, net                     1,186,773           634,472
  Other assets                                       25,874            32,838
                                                  ----------         --------
    Total non current assets                      1,212,647           667,310
                                                  ----------         --------
                                                  3,985,949           948,930
                                                  ----------         --------
                                                  ----------         --------


The accompanying notes are an integral part of these consolidated financial statements.

                   VIRTUAL TELECOM, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996
                          (Currency - U.S. dollars)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 DEC. 31, 1997     DEC. 31, 1996
                                                 -------------     -------------
CURRENT LIABILITIES:
  Trade accounts payable                             165,557          298,635
  Current portion of capital lease obligations       189,526           10,849
  Advances and convertible loans from
    stockholders and other related parties           315,672          590,507
  Accrued liabilities and deferred income            242,581           37,171
                                                  ----------         --------
       Total current liabilities                     913,336          937,162
                                                  ----------         --------
LONG-TERM CAPITAL LEASE OBLIGATIONS,
  net of current maturities                          199,114           10,707
                                                  ----------         --------

COMMITMENTS (Notes 6, 8 and 12)

STOCKHOLDERS' EQUITY:

  Common Stock, $0.001 par value,
    20,000,000 shares authorized; 5,375,272
    and 3,940,190 shares issued and
    outstanding in 1997 and 1996                       5,375            3,940

  Preferred Stock, $0.001 par value,
    10,000,000 shares authorized-
    Class A: 147,938 and 283,781 shares
      issued and outstanding, liquidation
      preference of $517,783 and $993,233, as
      of December 31, 1997 and 1996                      148              284
    Class B: 1,923,716 shares issued and
      outstanding in 1997, liquidation
      preference of $6,733,006 ($10,003,323
      after December 31, 1999) (1996:-)                1,924                -

  Additional paid-in capital                       6,156,642          994,465
  Cumulative translation adjustment                  131,707           65,460
  Accumulated deficit                             (3,422,297)      (1,063,088)
                                                  ----------         --------
       Total stockholders' equity                  2,873,499            1,061
                                                  ----------         --------
                                                   3,985,949          948,930
                                                  ----------         --------
                                                  ----------         --------

The accompanying notes are an integral part of these consolidated financial statements.

                   VIRTUAL TELECOM, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                         (Currency - U.S. dollars)



                                                     1997              1996
                                                 -------------     -------------
SALES                                                112,446                -
                                                  ----------        ----------

OPERATING EXPENSES:
  General and administrative                      (1,754,670)        (818,738)
  Selling and market development                    (664,591)        (130,335)
                                                  ----------        ----------
     Total operating expenses                     (2,419,261)        (949,073)
                                                  ----------        ----------
     Net operating loss                           (2,306,815)        (949,073)

INTEREST EXPENSE                                     (52,394)         (15,237)
                                                  ----------        ----------
     Net loss                                     (2,359,209)        (964,310)
                                                  ----------        ----------
Basic and diluted weighted average number          4,465,486        3,374,108
  of common shares
                                                  ----------        ----------
Basic and diluted net loss per common share            (0.53)           (0.29)
                                                  ----------        ----------
                                                  ----------        ----------


                   VIRTUAL TELECOM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                         (Currency - U.S. dollars)

                                                     1997              1996
                                                 -------------     -------------
Cash flows used in operating activities:
  Net loss                                        (2,359,209)        (964,310)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Net exchange loss                                100,234                -
    Depreciation                                     184,794           28,566
    Interest accrued on loans payable                 39,309           26,362
    Capitalization of interest                        (6,656)         (12,883)
    Stock issued for consultation fees                     -           47,903
    Write-off Moke goodwill                                -          104,090
  Increase (decrease) resulting from
    changes in:
    Trade accounts receivable                        (65,931)                -
    Prepaid expenses and other receivables          (114,271)         (25,789)
    Trade accounts payable                            95,748           67,623
    Accrued liabilities                              205,410           33,015
                                                  ----------        ---------
      Net cash used in operating activities       (1,920,572)        (695,423)
                                                  ----------        ---------
Cash from (used in) investing activities:
  Purchase of equipment                             (332,982)        (358,449)
  Purchase of Moke Acquisition Corp.                       -         (100,000)
  Other non-current asset expenditures                     -          (26,023)
  Advances to stockholder and related party                -          (40,775)
                                                  ----------        ---------
      Net cash used in investing activities         (332,982)        (525,247)
                                                  ----------        ---------
Cash flows from (used in) financing
  activities:
  Commission on share issuance                       (63,500)               -
  Issuance of stock                                2,893,000          875,520
  Stock-related expenses                             102,902                -
  Proceeds from bridge loans                               -          500,000
  Collection of stock subscriptions receivable             -           40,000
  Advances from stockholders and related parties           -           72,282
  Paid to stockholder and related party              (51,397)               -
  Reimbursements of advances from
    stockholders and related parties                 (50,000)         (64,673)
  Reimbursements of advances to related parties       66,180                -
  Payment of capital lease obligations              (275,230)         (19,190)
  Bank overdraft                                           -           (1,217)
                                                  ----------        ---------
Net cash provided by financing activities          2,621,955        1,402,722
                                                  ----------        ---------
Effect of exchange rate changes on cash and
   cash equivalents                                  (18,276)          37,087
                                                  ----------        ---------
Net increase in cash and cash equivalents            350,125          219,139
Cash and cash equivalents, beginning of year         219,139                -
                                                  ----------        ---------
Cash and cash equivalents, end of year               569,264          219,139
                                                  ----------        ---------
                                                  ----------        ---------


The accompanying notes are an integral part of these consolidated financial statements.

              VIRTUAL TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                    (Currency-U.S. Dollars)

                                                                    CLASS A
                                               COMMON STOCK     PREFERRED STOCK
                                            -----------------  ----------------
                                             SHARES    AMOUNT   SHARES   AMOUNT
                                            ---------  ------  --------  ------
Balance at December 31, 1995                3,193,540   3,194         -       -

Issuance of common stock in consideration
  for Moke Acquisition Corp.                  355,039     355
Issuance of preferred stock                                     283,781     284
Issuance of common stock in consideration
  for consultancy fees                        191,611     191
Issuance of common stock in consideration
  for preferred stock issuance fees           200,000     200
Net loss
Translation adjustment
                                            ---------  ------  --------  ------
Balance at December 31, 1996                3,940,190   3,940   283,781     284

Issuance of common stock in consideration
  for consultancy fees                        100,000     100
Issuance of common stock through private
  placement offering                          514,063     514
Issuance of common stock through private
  placement offering                          408,000     408
Issuance of common stock to repay
  the bridging loan                           133,333     133
Issuance of common stock in consideration
  for administrative fees                       8,000       8
Issuance of common stock through private
  placement offering
Conversion of preferred to common stock       271,686     272  (135,843)   (136)
Compensation cost related to stock option
Net loss
Translation gain
                                            ---------  ------  --------  ------
Balance at December 31, 1997                5,375,272   5,375   147,938     148
                                            ---------  ------  --------  ------
                                            ---------  ------  --------  ------


                                                  CLASS B
                                              PREFERRED STOCK  ADDITIONAL   CUMULATIVE                   TOTAL
                                            -----------------   PAID-IN    TRANSLATION  ACCUMULATED  STOCKHOLDERS'
                                             SHARES    AMOUNT   CAPITAL    ADJUSTMENT     DEFICIT       EQUITY
                                            ---------  ------  ----------  -----------  -----------  -------------
Balance at December 31, 1995                        -       -      67,980     10,533        (98,778)      (17,071)
                                                                                                                -
Issuance of common stock in consideration
  for Moke Acquisition Corp.                                        3,735                                   4,090
Issuance of preferred stock                                       825,236                                 825,520
Issuance of common stock in consideration
  for consultancy fees                                             47,714                                  47,905
Issuance of common stock in consideration
  for preferred stock issuance fees                                49,800                                  50,000
Net loss                                                                                   (964,310)     (964,310)
Translation adjustment                                                        54,927                       54,927
                                            ---------  ------  ----------  -----------  -----------  -------------
Balance at December 31, 1996                        -       -     994,465     65,460     (1,063,088)        1,061

Issuance of common stock in consideration
  for consultancy fees                                             24,900                                  25,000
Issuance of common stock through private
  placement offering                                              839,486                                 840,000
Issuance of common stock through private
  placement offering                                            1,019,592                               1,020,000
Issuance of common stock to repay
  the bridging loan                                               199,867                                 200,000
Issuance of common stock in consideration
  for administrative fees                                           7,992                                   8,000
Issuance of common stock through private
  placement offering                        1,923,716   1,924   2,998,076                               3,000,000
Conversion of preferred to common stock                              (136)                                      -
Compensation cost related to stock option                          44,400                                  44,400
Net loss                                                                                 (2,331,209)   (2,331,209)
Translation gain                                                              66,247                       66,247
                                            ---------  ------  ----------  -----------  -----------  -------------
Balance at December 31, 1997                1,923,716   1,924   6,128,642    131,707     (3,394,297)    2,873,499
                                            ---------  ------  ----------  -----------  -----------  -------------
                                            ---------  ------  ----------  -----------  -----------  -------------

              VIRTUAL TELECOM, INC. AND SUBSIDIARIES

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1997 AND 1996


1.   DESCRIPTION OF THE COMPANY

     a)   THE COMPANY AND ITS SUBSIDIARIES ("THE GROUP")

          Virtual Telecom, Inc. ("Virtual Telecom" or the "Company") was incorporated in Delaware on July 3, 1996 for the purpose of holding all the shares of Virtual Telecom S.A., a Swiss corporation formed in 1994. The owners of Virtual Telecom S.A. contributed all of the Virtual Telecom S.A. shares in consideration for 3,194,540 common shares of Virtual Telecom, Inc. The accompanying financial statements have been prepared as if the acquisition had occurred at Virtual Telecom S.A.'s inception (May 19, 1994), using the historical costs of each entity. Unless the context otherwise requires, all references to the Group include its wholly-owned subsidiaries, Virtual Telecom SA, a Swiss corporation as well as Firstquote Limited, an English corporation founded in December 1997.

          The Group was recently organized to engage in the business of developing and marketing various Internet content-based products and, secondarily, to act as an Internet Service Provider ("ISP") providing access to the Internet. The Group's initial content-based products offered over the Internet consists of the delivery of financial data from securities and commodities exchanges worldwide on a real-time and near real-time basis.
          During 1996 and the first quarter of 1997, the Group acquired and implemented the hardware, consisting of routers and servers, and leased telephone lines through which it offers its financial data service and access to the Swiss market. During the second fiscal quarter, the Group conducted pilot operations. The Group commenced full commercial operations end of September 1997 and hence 1997 is the first fiscal year in which the Company is no longer in the development stage.

     b)   BUSINESS COMBINATION WITH MOKE

          Pursuant to an Agreement and Plan of Merger dated July 31, 1996 between the Company and Moke Acquisition Corp. ("Moke"), Moke merged with and into the Company effective as of August 30, 1996. Prior to the merger, Moke was a publicly held shell corporation with no operations and approximately 4,090,448 shares of Common Stock outstanding. Pursuant to the Agreement and Plan of Merger, each outstanding share of Moke Common Stock was converted into .0867471 shares of the Company's Common Stock, for an aggregate issuance of 355,039 shares of the Company's Common Stock to the shareholders of Moke. In connection with the merger, the Company incurred approximately $100,000 in acquisition costs. The business combination was accounted for using the purchase method. The purchase price was allocated as follows:


               Organization costs                       $  4,090
               Other assets                                  100
               Goodwill                                  100,000
               Accrued liabilities                          (100)
                                                        --------
                    Total purchase price                $104,090
                                                        --------
                                                        --------

     Since Moke's operations were not expected to generate any cash flow in the future, all of Moke's assets and goodwill were written off.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   PRINCIPLE OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     b)   USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     c)   REVENUE RECOGNITION

          The Company's subsidiaries design, install, service and monitor ISP Services and Online Financial Services. The services represent either "one time" installation or monthly recurring revenues. Installation revenues and related costs are recognized upon completion of installation. For the ISP Services and Online Financial Services, the Company normally invoices 3 months in advance. The Company therefore recognizes unearned income for amounts invoiced in advance and the related deferred revenue is then recognized in the profit and loss account on a straight-line, monthly basis.

     d)   FOREIGN CURRENCY TRANSLATION

          The Company accounts for foreign currency transactions in accordance with Statement of Financial Accounting Standard (SFAS) No. 52, "Foreign Currency Translation" which provides for the translation of assets and liabilities at the end of period current rate and of operations and cash flows at the rates existing at the date of the transaction, or appropriate average. Foreign currency transactions are translated into the functional currency at the rate existing at the date of the transactions and outstanding balances are reevaluated at year-end rate with the resulting exchange gain or loss included in the statement of operations. The Company's functional currency is the Swiss Franc (CHF). At December 31, 1997 assets and liabilities were translated into US dollars (the reporting currency) at CHF 1.455 (1996: CHF 1.340) per US dollar and operations and cash flows at an average rate of CHF
          1.455 and CHF 1.240 per US dollar for 1997 and 1996 respectively. The resulting gain or loss on translation into the reporting currency is included as a separate component of equity under "cumulative translation adjustment".

     e)   CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

          The Company is required to maintain a $30,000 compensating balance in one of its bank accounts to secure the credit line available on credit cards used by Company personnel. The amount is classified as cash and cash equivalents.

     f)   PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from 3 to 5 years. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the statement of operations. Maintenance and minor replacements are charged to operations as incurred.

     g)   INCOME TAXES

          The Company utilizes the liability method to account for income taxes. Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

          The Company's subsidiary, Virtual Telecom SA, is incorporated in Switzerland. The tax charge in Switzerland is an accumulation of the taxes due to the city, the canton (state) and the federal authorities.

     h)   STOCK-BASED COMPENSATION

          Statement of financial accounting standards No. 123, "Accounting for stock-based compensation" ("SFAS No. 123") was effective for fiscal years beginning after December 15, 1996. This statement provides for a fair value based method of accounting for grants of equity instruments to employees or suppliers in return for goods or services. With respect to stock-based compensation to employees, SFAS No. 123 permits entities to continue to apply the provisions prescribed by APB Opinion No. 25; however, pro forma disclosures of net income and earnings per share must be presented as if the fair value based method had been applied in measuring compensation cost. The Company elected to continue with the accounting method prescribed by APB Opinion No. 25 and presented the pro forma disclosures in Note 11.

     i)   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items.

     j)   NET LOSS PER COMMON SHARE

          Net loss per common share is based on the reported net loss divided by the weighted average number of common shares outstanding. Convertible preferred stock and outstanding warrants have not been included, as their effect would be anti-dilutive.

3.   TRADE RECEIVABLES

                                             DEC. 31, 1997  DEC. 31, 1996
                                                   $              $
                                             -------------  -------------
     Trade accounts receivable                   75,622             -
     Less - allowance for doubtful accounts      (9,691)            -
                                             -------------  -------------
     Trade accounts receivable, net              65,931             -
                                             -------------  -------------


     Included in trade accounts receivable as of December 31, 1997 is an amount of $33,756 relating to deferred revenues. This amount is also included within accrued liabilities at that date.

4.   SUBSCRIPTIONS RECEIVABLE FROM SHAREHOLDERS

     The $2,000,000 of subscription receivable from shareholders arose on the issue of $3,000,000 of series "B" Preferred Stock in December 1997.
     This amount was paid in March 1998. Refer to note 11 below for details concerning numbers of shares issued and related term and conditions of issuance.

5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                              DEC. 31, 1997  DEC. 31, 1996
                                                    $              $
                                              -------------  -------------
     Software                                       3,960         4,301
     Computer equipment                           401,924        30,600
     Computer equipment under capital lease        45,766        49,201
     Furniture and fixtures                        86,295        43,129
     Vehicles under capital lease                  34,381        19,313
     Network equipment under capital lease        830,409       528,928
                                              -------------  -------------
                                                1,402,735       675,472
     Less - accumulated depreciation             (215,962)      (41,000)
                                              -------------  -------------
                                                1,186,773       634,472
                                              -------------  -------------

     Depreciation amounted to $184,794 and $28,566, including $84,833 and $11,527 in depreciation of assets under capital leases for the periods ended December 31, 1997 and 1996, respectively. During 1997 and 1996, the Company capitalized $6,656 and $12,883 in interest expense incurred during the installation of the network equipment. The network equipment was used in operations from October 1, 1997.

     It is the Company's policy to depreciate its computer and network equipment over their estimated useful lives based on current conditions. Given the rapid technological change affecting such equipment, it is at least reasonably possible that the Company's estimates may change in the near term.

6.   CAPITAL LEASE OBLIGATIONS

     The Company's subsidiary is obligated under capital leases (computer and cars) and operating leases (offices) expiring at various dates through October 31, 2000. Minimum lease payments for leases that have initial or remaining non-cancelable terms in excess of one year are:

                                                OPERATING       CAPITAL
                                                 LEASES          LEASES
                                              -------------  -------------
     Future minimum lease payments:
          1998                                   119,994         190,678
          1999                                    79,996         190,678
          2000                                         -           7,050
          2001                                         -           2,565
                                              -------------  -------------
     Minimum lease payments                      199,990         390,971
                                              -------------
     Less - amount representing interest                          (2,331)
                                                             -------------
                                                                 388,640
     Less - current maturities                                  (189,526)
                                                             -------------
     Long-term capital lease obligations                         199,114
                                                             -------------


7.   ADVANCES AND CONVERTIBLE LOANS FROM STOCKHOLDERS AND RELATED PARTIES

     Advances and loans from stockholders and related parties consist of the following:

                                              DEC. 31, 1997  DEC. 31, 1996
                                                    $              $
                                              -------------  -------------
     Bridge loans                                315,672        526,362
     Advances from related parties                     -         64,145
                                              -------------  -------------
                                                 315,672        590,507
                                              -------------  -------------


     In May 1996 and December 1996, the Company received bridge loans of $300,000 and $200,000 respectively, with interest on the principal amount accrued at 12%, due one year from the date the loans were made. The loans are convertible into shares of Common Stock of the Company at the option of the Company.

     In May 1997, the Company issued 133,333 shares of its Common Stock in consideration for the conversion of $200,000 of the $300,000 loan. An additional cash payment of $50,000 was made in September 1997.

     Of the remaining unpaid amount of $50,000, together with the second loan of $200,000, $25,000 plus interest of $71,088 was repaid on March 25, 1998 and the remaining balance of $225,000 will be converted into 145,161 shares of Common Stock at $1.55 per share.

8.   RELATED PARTY TRANSACTIONS

     EMPLOYMENT AGREEMENTS

     Commencing May 1, 1996, the Company entered into five-year term employment agreements with the Company's two majority stockholders. Both agreements provide for compensation of approximately $5,600 per month plus monthly car allowances of approximately $420 per month. The agreements can be extended up to three additional three-year terms and are subject to yearly consumer price index increases. Total compensation paid under these agreements during 1997 amounted to approximately $144,480.

     ADMINISTRATIVE ASSISTANCE

     In May 1996, the Company entered into an agreement with a related party whereby the related party provides administrative services to the U.S. holding corporation for $4,000 per month. Amounts charged under this contract during 1997 and 1996 were approximately $48,000 and $26,000.

     In addition to this monthly fee, the related party received a total of 8,000 shares of Common Stock during 1997.

     OFFICE LEASE

     The Company entered into a month to month sublease agreement with a company affiliated with a stockholder, whereby the Company recovers approximately $755 per month for use of its premises, utilities and computer systems usage. Amounts charged to the affiliate amounted to approximately $9,060 and $3,525 during 1997 and 1996.

     CHIEF EXECUTIVE OFFICER

     The Chief Executive Officer of the Company was granted a loan in October 1996 with a principal amount of approximately $35,000 and an interest rate of 6.5%. This amount was fully repaid as of December 31, 1997.

9.   MAJOR AGREEMENTS

     NETWORK EQUIPMENT SERVICE AGREEMENT

     In September 1996, the Company entered into an equipment purchase and network maintenance service agreement with a major computer equipment manufacturer, whereby the Company committed to outsource the maintenance and operation of the network for a total of approximately $635,000 from 1997 through 2000. Decreasing cancellation fees ranging from approximately $480,000 to $100,000 will apply if the Company terminates the agreement before the end of the four-year term of the agreement. There are other major suppliers of similar equipment and services. A change in supplier, however, could cause disruption in service and a possible loss of revenues which would adversely affect future operating results.

     LICENSE TO USE AND DISSEMINATE STOCK MARKET INFORMATION

     In August 1996, the Company entered into a 30-month license agreement to use and disseminate stock market information. After the initial term, the agreement is renewable in twelve-month increments, with a 90-day cancellation notice period. A major portion of the Company's future revenues will be dependent upon maintaining this license.

     FINANCIAL SOFTWARE SOLUTION PROVIDER

     In January 1997 the Company's Swiss subsidiary entered into a 3-year software distributor agreement with a financial software solution provider based in the USA. After the initial term the agreement is renewable on a 12 monthly basis. A 90-day cancellation period applies throughout the contract. Although there are other such providers of financial software solutions on the market, the specialist nature of the software solutions provided under the agreement means that the Company places significant reliance on this supplier in terms of securing future revenues.

10.  INCOME TAXES

     Deferred income tax assets and liabilities are provided for temporary differences between financial statement income and amounts currently taxable.

     Both the Company and its Swiss subsidiary have been incurring losses during the years ended December 31, 1997 and 1996. For US tax reporting purposes the Company has a net operating loss carry forward of approximately $656,260 to offset federal income taxes which expire at different dates through the year 2012. These net operating losses could be restricted due to a change in ownership. Its Swiss subsidiary has a net operating loss carry forward of $2,676,718 to offset future income taxes in Switzerland which expires between the years 2002 and 2004.

     Temporary differences that give rise to deferred income tax assets and liabilities are:

                                              DEC. 31, 1997  DEC. 31, 1996
                                                    $              $
                                              -------------  -------------
     Net operating loss carry forward            967,030        389,000
     Valuation allowance                        (967,030)      (389,000)
                                              -------------  -------------
     Net deferred tax asset                            -              -
                                              -------------  -------------
                                              -------------  -------------


     A valuation allowance is used to reduce deferred tax asset to a level which, more likely than not, will be realized. Due to the fact that certain doubts exist regarding the use of the tax losses carried forward to offset future taxable income, the Company decided to record a valuation allowance for the full amount of deferred tax assets.

11.  STOCKHOLDERS' EQUITY

     COMMON STOCK

     The Company is authorized to issue 20,000,000 shares of Common Stock, $.001 par value ("Common Stock"), of which, as of December 31, 1997, 5,375,272 shares were issued and outstanding and held by approximately 350 stockholders of record. As of December 31, 1997, there are no outstanding options, warrants or other securities, which upon exercise or conversion entitle their holder to acquire shares of Common

     Stock, other than the Unit Warrants, Series A and B Preferred Stock and options issued under the Stock Option Plan, described below.

     Holders of shares of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The approval of proposals submitted to stockholders at a meeting other than for the election of directors requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters (such as certain amendments to the Certificate of Incorporation, and certain mergers and reorganizations), in which case Delaware law and the Company's Bylaws require the favorable vote of at least a majority of all outstanding shares. Stockholders are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore, and in the event of liquidation, dissolution or winding up of the Company to share ratably in all assets remaining after payment of liabilities. The holders of shares of Common Stock have no pre-emptive, conversion, subscription or cumulative voting rights.

     In February 1997, the Company issued 10,000 shares of Common Stock to a Director and a further 20,000 shares to an individual as consideration for consulting services rendered on behalf of the Company.

     During the year ended December 31, 1997 the Company issued 50,000 shares of Common Stock to settle a liability of $12,500 resulting from consultancy services provided to the Company.

     A second issue of 534,063 shares (including 20,000 shares in consideration for consulting fees) was made in the same period in a private placement offering for total consideration of $873,000.

     A third private placement issue of 204,000 units, each consisting of 2 shares of Common Stock plus one Common Stock warrant, was made during the same period at a price of $5.00 per unit. In February 1998, the Board of Directors resolved to reduce the price per Unit to $4.00 and to issue an additional 102,000 Shares of Common Stock to the Unit purchasers. The 204,000 warrants provide the holders with the right to acquire 204,000 shares of the Company's Common Stock at a price of $3.50 per share up to December 31, 2000 (refer also to Note about Warrant issues below).

     In December 1997, the Company issued 133,333 shares for a total of $200,000 to repay the bridge loan to stockholders and other related parties (refer to Note 7).

     The Company also issued a further 8,000 shares of its Common Stock (refer to Note 8).

     PREFERRED STOCK

     The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value ("Preferred Stock"). The Company's Board of Directors is authorized to issue from time to time, without shareholder authorization, in one or more designated series or classes, any or all of the authorized but unissued shares of Preferred Stock with such dividend, redemption, conversion and exchange provisions as may be provided in the particular series.

     The Board of Directors of the Company has designated an initial series of Preferred Stock known as "Series A Preferred Stock" consisting of 750,000 authorized shares, and the Company has issued 283,781 units ("Units") of its securities, each Unit consisting of one share ("Series A Preferred Share") of the Company's Series A Preferred Stock and one Common Stock purchase warrant ("Unit Warrant"). Each Series A Preferred Shares has a par value of $.001 and a liquidation preference of $3.50 per share. The Series A Preferred Stock does not carry dividend rights or any other rights senior to the Common Stock and the Series A Preferred Stock has equal voting rights with the Common Stock. During 1996, 283,781 shares of Series A Preferred stock and Warrants were issued for a total consideration of $875,520, net of $117,713 in issuance costs. In connection therewith, the Company also issued 200,000 shares of its common stock to related parties as commissions for the issuance of the Preferred Stock. The shares were valued at $.25 a share, the opening trading price of the Company's stock in November 1996, resulting in a $50,000 deduction from the Preferred Stock proceeds.

     In November 1997 the conversion price of the Series A Preferred Stock has been reset to $1.75, which allows converting one Series A Preferred Stock into two shares of Common Stock.

     Through December 31, 1997, 135,843 Preferred Shares has been converted into 271,686 Common Shares.

     The Series A Preferred Stock is redeemable by the Company, at a price equal to the liquidation preference plus any unpaid dividends, at the earlier of one year from the date of initial issuance or upon the closing of a public offering of the Company's Common Stock where immediately following such offering the Common Stock is listed on the New York or American Stock Exchange or the NASDAQ Stock Market. No shares of Series A Preferred Stock shall be redeemed without the consent of the majority of outstanding shares of Series B Preferred Stock. In December 1997, the Board of Directors of the Company designated a second series of preferred shares as "Series B Preferred stock" consisting of 1,923,716 shares of authorized shares. On December 30, 1997, the Company sold 1,923,716 shares of its Series B Preferred Stock to Alta-Berkeley V, C.V. and two affiliated venture capital funds (collectively referred to as "Alta-Berkeley") for the purchase price of $3,000,000. Pursuant to the terms of the agreement, Alta-Berkeley transferred $1,000,000 at the closing on December 30, 1997 and the balance of $2,000,000 was delivered to the Company in

     March 1998. Each Series B Preferred Stock has a par value of $.001 and a liquidation preference of $3.50 per share if the event of liquidation, dissolution or winding up occurs on or before December 31, 1999 and thereafter of $5.20 per share. The shares are convertible at any time into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, and have full voting rights along with the Company's Series A Preferred Stock and its Common Stock.

     Concurrent with the Agreement, the Company and Alta-Berkeley entered into an Investors' Rights Agreement. Pursuant to the terms of their agreement, the Company increased the authorized number of its directors from four to six and holders of the shares of Series B Preferred stock are entitled to elect two members of the Company's Board of Directors. At the closing, the Company appointed Mr. Bryan Wood of Alta-Berkeley to the Board of Directors. In addition, the Company granted Alta-Berkeley the right of first refusal to purchase a pro rata share of any equity securities, which the Company may issue. The right of first refusal expires on December 18, 2004. The Investors' Rights Agreement also grants Alta-Berkeley certain approval and disclosure rights over certain management and strategic matters.

     WARRANT ISSUES

     In fiscal year 1996, the Company issued 283,781 units ("Units") of its securities, each Unit consisting of one Series A Preferred Share and one Common Stock purchase warrant ("Unit Warrant"). Each Unit Warrant entitles its holder to purchase one share of Common Stock at an initial exercise price of $7.00 per share until July 31, 1998, which have been reset to an exercise price of $3.50 and an expiring date of December 31, 2000, at which time the unexercised Unit Warrants shall expire by their own terms. The Unit Warrants are subject to anti-dilution provisions.

     During the year ended December 1997, the Company has issued a further 204,000 units ("Units") of its securities. Each Unit consists of two Common Share and one Common Stock purchase warrant ("Unit Warrant"). Each Unit Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $3.50 per share until December 31, 2000, at which time the unexercised Unit Warrants shall expire by their own terms. The Unit Warrants are subject to anti-dilution provisions.

     STOCK OPTION PLAN

     During the year ended December 31, 1997, the Company adopted a Stock Option Plan ("the plan"). The Company accounts for the plan under APB Opinion No. 25 under which no compensation cost has been recognized on options granted to employees as the fair value of stock equals or is lower than the exercise price at the date of grant.

     During 1997, under the plan, the Company granted 310,000 options in total. All transactions with individuals other than those considered employees (as set forth within the scope of APB Opinion No. 25) have been accounted for under the provisions of SFAS No. 123.

     Had compensation cost on all options granted been determined consistent with SFAS No. 123 the Company's net loss and earnings per share would have been reduced to the following proforma amounts.

     LOSS PER SHARE

                                                       DEC. 31, 1997
                                                       -------------
     Net loss                  As reported              (2,359,209)
                               Proforma                 (2,510,409)

     Basic loss per share      As reported                   (0.53)
                               Proforma                      (0.56)

     Diluted loss per share    As reported                   (0.53)
                               Proforma                      (0.56)


     The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

     The weighted average fair value of options granted in 1997 is $0.63 per option. The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions for grants in 1997:

     -  a risk free rate of 5.75%
     -  an expected life of 1,186 days
     -  an expected volatility of 69%.

     The weighted average remaining contractual life of the options is 954 days.

     A total of 500,000 common shares may be issued under the plan and have been reserved by the Directors for that purpose. The Board of Directors determines the terms and exercise prices.

     Officers, employees and directors of the Company or its subsidiaries, in addition to consultants, independent contractors or other service providers are eligible for "non-qualified options". Only officers, employees and directors who are also employees of the Company or its subsidiaries are eligible to receive grants of Incentive Stock Options. No option may be granted under the Plan after April 28, 2007, but options granted before that date might be exercisable after that date.

     The following non-qualified options have been granted to the Board of Directors, Employees and Consultants:


     NOTES                                            DEC. 31, 1997
                                                      -------------
     1)     Non-Executive Directors (granted
                 April 28, 1997)                          100,000
     2)     Directors (granted May 12, 1997)              100,000
     3)     Employees (granted May 12, 1997)               40,000
     4)     Consultants (granted May and
                 November 1997)                            70,000
                                                      -------------
            Total                                         310,000
                                                      -------------


     NOTES:

     1) The 100,000 Options granted to the Non-Executive Director have an exercise price of $3.00 and can be exercised under following conditions:


               NO. OF OPTIONS                EXERCISE DATE
               --------------                -------------
                   25,000                    April 28, 1998
                   25,000                    April 28, 1999
                   25,000                    April 28, 2000
                   25,000                    April 28, 2001


     2), 3), 4) The other Options issued are exercisable immediately and allow the holder to purchase one share of the Company's Common Stock at $3.50 between May or November, 1997 and December 31, 2000. The exercise price of these options was revised downward to $2.00 in March 1998.

     4) Under SFAS No. 123 the fair value of the 70,000 options granted to consultants as of the date of grant using the Black Scholes pricing model is $44,400 and has been recorded as expense in the statement of operations (see above for weighed average assumptions).

     A summary of the status of the Company's stock option plan as of December 31, 1997 is presented in the table and narrative below:

                                                      1997
                                                ----------------
                                                         WTD AVG
                                                SHARES  EX PRICE
                                                (,000)     ($)
                                                ------  --------
     Outstanding, beginning of year                -         -

     Granted                                     310      3.33
     Exercised                                     -         -
     Expired                                       -         -
                                                ------  --------
     Outstanding, end of year                    310      3.33
                                                ------  --------
                                                ------  --------
     Exercisable                                 190      3.50


12.  RETIREMENT PLANS

     All of the Company's Switzerland-based employees, including its executive officers, participate in the legally required pension or retirement plans existing in Switzerland, which are similar to defined contribution plans. All of them are subject to the two pension and retirement plans required under Swiss law. The first such plan is the Assurance Vieillesse et Survivants ("AVS"), a government-administered plan, under which the Company's subsidiary deducts on a monthly basis 5.05% of employee compensation and pays it to the AVS fund, whilst itself contributing 5.05% to the fund for each employee's account.

     The second such plan is the Prevoyance Professionnelle plan ("LPP"), a company-sponsored plan which is currently administered by an independent insurance company. Under this plan, a total amount equal to between approximately 5% and 15% of each employee's compensation, depending on age and sex is deducted by the Company and paid to each employee's account in the LPP fund. The Company and employees each contribute 50% of this cost. In addition to the legally required plans, the Company offers to its management supplemental LPP programs.

     The Company has no pension or retirement liability other than its obligation to make contributions to the AVS fund and the LPP fund and to see that the appropriate employee amounts are deducted and paid. Total LPP and AVS plans expenses (including supplemental programs) for executive officers and other employees was approximately $59,586 and $21,919 for the Company's Swiss subsidiary for the years ended December 31, 1997 and 1996 respectively.

     The Company does not maintain any plans for other post-employment or post-retirement employee benefits.

13.  SUPPLEMENTARY DISCLOSURE TO CASH FLOW STATEMENT

                                                                             1997           1996
                                                                           --------        -------
     Cash paid during the year for:
          Interest                                                          (1,268)         (2,056)
          Income taxes                                                           -               -

     Non-cash investing and financing transactions:
          Capitalization of interest                                         6,656          12,883
          Capital leases to finance equipment                             (532,500)         15,806
          Common stock issued in consideration for consultancy fees        (20,000)              -
          Common stock issued in consideration for Moke                          -           4,090
          Common stock issued for preferred stock                                -          50,000
          Common stock issued for issuance fees                                  -          47,903
          Common stock issued to repay a bridging loan                    (200,000)              -
          Common stock issued in consideration for administrative fees      (8,000)              -
          Preferred stock issuance costs                                         -         117,713
          Interest accrued on loans payable                                      -          26,362
          Accrued invoice for equipment acquired                                 -         223,881


                                                                             1997           1996
                                                                           --------        -------
          Common stock issued to repay a bridging loan                    (200,000)              -
          Common stock issued in consideration for administrative fees      (8,000)              -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 21, 1997, the Company terminated the appointment of Raimondo, Pettit & Glassman as independent auditors for the Company and Arthur Andersen SA was engaged as independent auditors. The decision to change independent auditors has been approved by the Board of Directors of the Company. During the fiscal year ended December 31, 1996 and 1995 and the subsequent interim period through November 21, 1997 there were no disagreements between the Company and Raimondo, Pettit & Glassman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to the satisfaction of Raimondo, Pettit & Glassman would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     Except for the explanatory paragraph included in the 1995 report, relating to substantial doubt existing about the Company's ability to continue as a going concern, the audit reports of Raimondo, Pettit & Glassman on the Company's financial statements as of December 31, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     Sets forth below are the directors and officers of the Company.


        Name                Age                   Position
        ----                ---                   --------
   Neil Gibbons             48         Chairman  of  the  Board,  Chief
                                       Executive Officer and President

   Daniel  Huber            30         Vice  President,  Chief  Financial
                                       Officer, Secretary and Director

   William Cordeiro         52         Director

   Stuart Townsend          51         Director

   Bryan Wood               52         Director


     Mr. Gibbons co-founded Virtual Telecom SA in 1994 and has served as Chief Executive Officer, President and director of the Company since its inception in July 1996. From 1991 to 1994, Mr. Gibbons was engaged as an independent investment manager.

     Mr. Huber co-founded Virtual Telecom SA in 1994 and has served as Vice President, Chief Financial Officer, Secretary and director of the Company since its inception in July 1996. Since 1992, Mr. Huber has also served as Chief Executive Officer of Profilinvest SA, an investment management firm founded by Mr. Huber.

     Mr. Cordeiro has served as director of the Company since July 1996. Since 1990, Mr. Cordeiro has served as Professor of Management at California State University, Los Angeles. Mr. Cordeiro holds a Ph.D.

in Executive Management from the Peter F. Drucker Graduate Management Center of the Claremont Graduate School. Mr. Cordeiro also serves as a director of Harrier, Inc.

      Mr. Townsend has served as a director of the Company since April 1997. Mr. Townsend is the founder of Townsend Analytics, Ltd., a developer of financial data software, and for the past five years has served as its President.

     Mr. Wood has served as a director of the Company since December 1997. Mr. Wood is a founder of Alta-Berkeley Associates, a privately held venture capital group, which was formed in 1982 and, for the past five years, has served as its Senior Partner. Mr. Woods holds an MBA from Harvard Business School and BSc in Industrial Engineering from Virginia Polytechnic Institute.

     Those required to make filings under Section 16(a) have done so on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

     CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 1997, 1996 and 1995.


                                      ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                       ---------------------------------------------------   ------------------------------
                       YEAR          SALARY        BONUS         OTHER       RESTRICTED     COMMON SHARES        ALL OTHER
                                                                 ANNUAL        STOCK          UNDERLYING        COMPENSATION
 NAME AND POSITION                                            COMPENSATION     AWARDS       OPTIONS GRANTED         (1)
                                                                                 ($)          (# SHARES)
------------------     ----        ----------      -----      ------------   ----------     ---------------     ------------
Neil Gibbons, CEO      1997         CHF96,000       -0-           -0-           -0-            50,000            CHF 7,200
                       1996         CHF62,000       -0-           -0-           -0-             -0-                -0-
                       1995           -0-           -0-           -0-           -0-             -0-                -0-

Daniel Huber, CFO      1997         CHF96,000       -0-           -0-           -0-            50,000            CHF7,200
                       1996         CHF64,000       -0-           -0-           -0-             -0-                -0-
                       1995           -0-           -0-           -0-           -0-             -0-                -0-


(1)  Represents an allowance of CHF600 per month.


                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                         INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------------------------------
           NAME                  NUMBER OF SECURITIES         % OF TOTAL OPTIONS/SARS       EXERCISE OR BASE      EXPIRATION DATE
                                UNDERLYING OPTIONS/SARS       GRANTED TO EMPLOYEES IN         PRICE ($/Sh)
                                      GRANTED (#)                   FISCAL YEAR
---------------------------     -----------------------       -----------------------       ----------------      ---------------
Neil Gibbons, CEO                      50,000                           21%                       2.00                12/31/00
Daniel Huber, CFO                      50,000                           21%                       2.00                12/31/00


     COMPENSATION OF DIRECTORS. Mr. Cordeiro receives a $500 per month director's fee. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company. The Company will compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 20, 1998 by
(i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.


      NAME AND ADDRESS                     NUMBER OF SHARES    PERCENTAGE OWNED
      ----------------                     ----------------    ----------------
Neil Gibbons (1)                               1,521,770(2)         27.2%

Daniel Huber (1)                               1,521,770(2)         27.2%

William Cordeiro (3)                              10,000(4)          (5)

Stuart Townsend (6)                               25,000(7)          (5)

Bryan Wood (8)                                 1,923,716(9)         25.7%

Alta-Berkeley V, C.V. (8)                      1,923,716(9)         25.7%

All officers and directors as                  3,193,420            69.6%
a group


--------------------------------------

(1)  Address is 12, Av. des Morgines, 1213 Petit-Lancy 1, Geneva, Switzerland.

(2) Includes 50,000 shares of Common Stock underlying presently exercisable options.

(3)  Address is 23852 Pacific Coast Highway, Suite 283,  Malibu, California
     90265.

(4) Represents shares held by Bartik, Cordeiro Associates, Inc., of which Mr. Cordeiro is a shareholder.

(5)  Less than one percent.

(6) Address is Townsend Analytics, 100 South Wacker Drive, Suite 1500, Chicago, Illinois.

(7) Represents shares of Common Stock underlying immediately exercisable options.

(8)  Address is Alta-Berkeley Associates, 9 Saville Row, London, England W1X
     IAF.

(9) Represents shares of Common Stock issuable upon conversion of Series B Preferred Stock held by Alta-Berkeley V, C.V. and two affiliated funds. Mr. Bryan Wood is the Senior Partner of Alta-Berkeley Associates which serves as manager of the three funds.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's Chief Financial Officer, Daniel Huber, is also Chief Executive Officer of Profilinvest SA, an investment management firm in Geneva, Switzerland. At the present time and for the foreseeable future, Mr. Huber intends to devote substantially all of his business time to the Company. However, Mr. Huber's association with Profilinvest SA presents a potential conflict between his provision of his services to the Company and to Profilinvest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


ITEM 1.  INDEX TO EXHIBITS                                                PAGE
                                                                          ----
     3.1(1)    Certificate of Incorporation of the Company

     3.2(1)    Bylaws of the Company

     4.1(1)    Specimen of Common Stock Certificate

     4.2       Amended Certificate of Designations of the Company

     10.1(1)   Loan Agreement dated May 15, 1996 between Virtual Telecom SA and
               New Capital Investment Fund

     10.2(1)   Partnership Outsourcing Agreement dated September 9, 1996 between
               Virtual Telecom SA and Digital Equipment Corporation

     10.3(1)   Employment Agreement dated May 31, 1996 between Virtual Telecom
               SA and Neil Gibbons

     10.4(1)   Employment Agreement dated May 31, 1996 between Virtual Telecom
               SA and Daniel Huber

     10.5(1) Computer Software License Agreement dated January 16, 1997 between Virtual Telecom SA and Townsend Analytics, Ltd.

     10.6(1)   Information and Distribution License Agreement dated August 23,
               1996 between Virtual Telecom SA and McGraw-Hill International
               (UK) Ltd.

     10.7(1)   Agreement for Global Telecommunications Services dated October 1,
               1996 between Virtual Telecom SA and BT Limited London (British
               Telecom)

     10.8(1) Unidata Frame Relay & Unimaster Services dated October 22, 1996 between Virtual Telecom SA and Swiss Telecom ITT

     10.9(1)   News Distributor Agreement dated January 7, 1997 between Virtual
               Telecom SA and AFX News Limited

     10.10(1)  1997 Stock Option Plan of the Company



ITEM 1.  INDEX TO EXHIBITS                                                PAGE
                                                                          ----
     10.11     Series B Preferred Stock Purchase Agreement dated December 18,
               1997

     10.12     Investor Rights Agreement dated December 18, 1997

     10.13     Software License Agreement between the Company and IQ Net

     16.1(2)   Letter from Raimondo, Pettit & Glassman regarding Change of
               Independent Public Accountant

     21.1 The Company has two subsidiaries, Virtual Telecom SA, a Swiss corporation and Firstquote Limited, an English corporation

     27.1      Financial Data Schedule


---------------

(1) Previously filed as part of registration statement on Form 10-SB (SEC File No. 0-22351) filed with the Securities and Exchange Commission on April 7, 1997.

(2) Previously filed as part of Current Report on Form 8-K/A (SEC File No. 0-22351) filed with the Securities and Exchange Commission on December 23, 1997.


     (b) REPORTS ON FORM 8-K

     During the fiscal year ended December 31, 1997, the Company filed a Current report on Form 8-K dated November 21, 1997 to report a change in the Company's certifying accountant. The Company also filed a current report on Form 8-K dated December 30, 1997 to report the sale of securities pursuant to Regulation S to Alta-Berkeley V, C.V. and two affiliated funds.

SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VIRTUAL TELECOM, INC.


Date:  March 30, 1998               By: /s/ Neil Gibbons
                                    ------------------------------------------
                                    Neil Gibbons, Chief Executive Officer


     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                  TITLE                         DATE
           ---------                  ----                          ----
     /s/ Neil Gibbons        Chief Executive Officer            March 30, 1998
     ----------------------
     Neil Gibbons


     /s/ Daniel Huber        Chief Financial Officer            March 30, 1998
     ----------------------
     Daniel Huber


     /s/ William Cordeiro    Director                           March 30, 1998
     ----------------------
     William Cordeiro


     /s/ Stuart Townsend     Director                           March 30, 1998
     ----------------------
     Stuart Townsend


     /s/ Bryan Wood          Director                           March 30, 1998
     ----------------------
     Bryan Wood
