Form 10QSB
period 1998-03-31
VIRTUAL TELECOM INC
filed 1998-05-15
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                        Commission File Number 0-22351

                             Virtual Telecom, Inc.
                             ---------------------
       (Exact name of small business issuer as specified in its charter)

                DELAWARE                       98-0162893
                --------                       ----------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)          Identification No.)

  12, Ave des Morgines, 1213 Petit-Lancy 1, Geneva, Switzerland       N/A
  -------------------------------------------------------------       ---
           (Address of principal executive offices)               (Zip Code)

                                41-22-879-0879
                                --------------
                          (Issuer's telephone number)

                                 Not Applicable
                                 --------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X        No
                     ---          ---

As of May 12, 1998 the Registrant had 5,781,309 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes         No    X
                                                      ---          ---

                  Page 1 of 8 consecutively numbered pages.

Part I--Financial Information

Item 1. Financial Statements

                             VIRTUAL TELECOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,       December 31,
                                                                                1998              1997
                                                                            ----------      -----------
                                                                            (Unaudited)       (Audited)
ASSETS

Current Assets
  Cash and cash equivalents                                                 $ 1,355,724     $   569,264
  Trade accounts receivable                                                      73,905          65,931
  Subscriptions receivable from stockholders                                          0       2,000,000
  Prepaid expenses and other receivables                                        144,909         138,107
                                                                            -----------     -----------
    Total Current Assets                                                      1,574,538       2,773,302

Property and equipment, net                                                   1,121,752       1,186,773
Other assets                                                                     28,705          25,874
                                                                            -----------     -----------
    Total Assets                                                            $ 2,724,995     $ 3,985,949
                                                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                                                    $    89,536     $   165,557
  Current portion of capital lease obligations                                   23,769         189,526
  Advances and convertible loans from stockholders and related parties                0         315,672
  Accrued liabilities                                                           171,410         242,581
                                                                            -----------     -----------
    Total Current Liabilities                                                   284,715         913,336
Long term capital lease obligations, net of current maturities                  145,188         199,114
                                                                            -----------     -----------
    Total Liabilities                                                           429,903       1,112,450

Stockholders' Equity
  Common Stock                                                                    5,679           5,375
  Preferred Stock: Class A                                                           69             148
  Preferred Stock: Class B                                                        1,924           1,924
  Additional paid-in capital                                                  6,381,417       6,156,642
  Cumulative translation adjustment                                             261,033         131,707
  Accumulated deficit                                                        (4,355,030)     (3,422,297)
                                                                            -----------     -----------
    Total Stockholders' Equity                                                2,295,092       2,873,499
                                                                            -----------     -----------
    Total Liabilities and Stockholders' Equity                              $ 2,724,995     $ 3,985,949
                                                                            ===========     ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
SALES                                                         $     95,533    $          0

EXPENSES
 General and administrative                                        573,248         264,805
 Research and development                                          285,267         125,064
                                                              ------------    ------------
 Total operating expenses                                          858,515         389,869
                                                              ------------    ------------
LOSS FROM OPERATIONS                                               762,982         389,869

OTHER EXPENSES
 Interest expenses                                                     677           4,677
 Foreign exchange losses                                           169,074           1,759
                                                              ------------    ------------
Net loss before taxes                                              932,733         396,305
                                                              ============    ============

Basic and diluted weighted average number of common shares       5,527,291       4,256,857
Net loss per common share                                     $      (0.17)   $      (0.09)
                                                              ============    ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                1998              1997
                                                                             ----------        ----------
 Cash Flows from Operating Activities:
   Net Loss                                                                  $ (932,733)       $ (396,305)
   Adjustments to reconcile net loss to
        net cash used in operating activities:
     Exchange loss                                                              169,074             1,759
     Depreciation and amortization                                              117,651             8,147
     Provision for doubtful debtors                                               2,302                 0
     Interest accrued on loans payable                                            5,417            14,150
     Capitalization of interest                                                       0            (6,656)
   Increase (decrease) resulting from changes in:
     Trade accounts receivable                                                  (10,276)                0
     Prepaid expenses and other receivables                                      (6,802)          (35,749)
     Trade accounts payable                                                     (76,021)         (247,212)
     Accrued liabilities                                                        (71,171)          318,871
                                                                             ----------        ----------
 Net cash used-in operating activities                                         (802,559)         (342,995)
 Cash used in Investing Activities:
     Purchase of equipment                                                      (52,630)          (10,392)
     Other non-current asset expenditures                                        (2,831)                0
                                                                             ----------        ----------
 Net cash used-in investing activities                                          (55,461)          (10,392)
 Cash Flows from (used in) Financing Activities:
     Issuance of stock                                                        2,000,000           977,497
     Reimbursements of advances from stockholders and related parties           (96,089)         (221,586)
     Reimbursements of advances to related parties                                    0             2,108
     Payment of capital lease obligations                                      (219,683)           (6,431)
                                                                             ----------        ----------
 Net cash provided by financing activities                                    1,684,228           751,588

 Effect of Exchange Rate Changes on Cash and Cash Equivalents                   (39,747)           43,563
                                                                             ----------        ----------
 Net Increase in Cash and Cash Equivalents                                      786,460           441,763

 Cash and Cash Equivalents at Beginning of Period                               569,264           219,139
                                                                             ----------        ----------
 Cash and Cash Equivalents at End of Period                                  $1,355,724        $  660,902
                                                                             ==========        ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE LOANS FROM STOCKHOLDERS AND RELATED PARTIES

As at December 31, 1997, the Company owed $250,000 plus accrued interest in respect of the balance of two convertible loans received during 1996. During the three months ended March 31, 1998, the Company converted $225,000 of the principal to common stock, and repaid $25,000 of principal and $71,089 of accrued interest in cash.

NOTE 3 - ISSUANCE OF COMMON STOCK

During the three months ended March 31, 1998, the Company issued 145,161 shares of its common stock in conversion of $225,000 of loan principal at a price of $1.55 per share.

During the three months ended March 31, 1998, 79,438 shares of Series A Preferred stock were converted into 158,876 common shares.

NOTE 4 - FIXED ASSETS AND CONTRACTUAL COMMITTMENTS

In September 1996, Virtual Telecom S.A. signed a four-year Partnership Outsourcing Agreement with Digital Equipment Corporation, for the provision of computer equipment and maintenance.

Virtual Telecom S.A. has contractual commitments for the servicing of the equipment acquired above. As of March 31, 1998 there are two and a half years remaining on the contract, which amounts to approximately $220,000 per annum.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Virtual Telecom, Inc., a Delaware corporation ("Company"), was organized to engage in the business of developing and marketing various financial information services utilizing Internet-standard technologies and, secondarily, providing network access services to the Internet to corporate clients, especially those using the financial information services provided by the Company. The Company's initial products consist of the delivery of financial data and other information from securities and commodities exchanges and other sources worldwide on a real-time and near real-time basis. Unless the context otherwise requires, all references to the Company include its wholly owned subsidiary, Virtual Telecom SA, a Swiss corporation.

         During 1996 and the first half of 1997, the Company acquired and implemented the hardware, consisting of routers and servers, and telecommunications network links through which to offer its financial data services and corporate Internet access to the Swiss market. The Company commenced pilot commercial operations during the quarter ended September 30, 1997. As of the date of this report, the Company has completed the preparation of various marketing materials and is about to commence the implementation of a major marketing plan targeted at finance professionals in Switzerland.

         The Company's results of operations for three months ended March 31, 1998 include revenue of $95,533 and a net loss of $932,734. Revenue for the quarter ended March 31, 1998 reflects a 45% increase from that of the previous quarter, and is roughly two-thirds comprised of network service related sales. Operating expenditure for three months ended March 31, 1998 reflects the continuing improvement of the technical platform and Swiss-wide network, the setting up of adequate support systems and resources to service anticipated client requirements, as well as the preparation of marketing materials for the roll out of the Company's financial information products. As of March 31, 1998, the Company had working capital of $1,289,823 and stockholders' equity of $2,295,092.

         The Company's plan of operations for the next twelve months includes a full-scale rollout of its financial information services targeted at professional users in the Swiss banking, investment and corporate markets. Subsequent to the rollout to the Swiss market, the Company intends to expand its operations to other key European markets. Furthermore, the Company will continue to seek opportunities to add content to its existing products through the creation of partnering arrangements with other financial information providers.

         With regard to the Company's officers, Mark Benn was recruited to the position of Chief Financial Officer with effect from April 1, 1998, allowing Daniel Huber, founder and previous incumbent, to concentrate on marketing and operational activities.

         This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this registration statement, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial and marketing operations and the risks and uncertainties concerning the acceptance of its services and products by the Swiss market; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investor not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - Other Information

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         Inapplicable.

Item 3.  Defaults Upon Senior Securities

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Inapplicable.

Item 5.  Other Information

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27.1 Financial Data Schedule

         (b)  Reports of Form 8-K

              Inapplicable.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIRTUAL TELECOM, INC.
                                        ---------------------
                                            (Registrant)

Dated: May 12, 1998             By      /s/ Neil Gibbons
                                        -----------------------
                                        Neil Gibbons
                                        Chief Executive Officer

                                        /s/ Mark Benn
                                        -----------------------
                                        Mark Benn
                                        Chief Financial Officer