Form 10QSB
period 1998-06-30
VIRTUAL TELECOM INC
filed 1998-08-13
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                         Commission File Number 0-22351

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

As of July 31, 1998 the Registrant had 5,781,309 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes       No  X
                                                      ---      ---

                   Page 1 of 8 consecutively numbered pages.

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

                             VIRTUAL TELECOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,               December 31,
                                                                                              1998                     1997
                                                                                        -------------            --------------
ASSETS                                                                                    (Unaudited)                (Audited)
Current Assets
  Cash and cash equivalents                                                             $    670,591             $     569,264
  Trade accounts receivable, net                                                             108,361                    65,931
  Subscriptions receivable from stockholders                                                       0                 2,000,000
  Prepaid expenses and other receivables                                                     179,888                   138,107
                                                                                        -------------            --------------
    Total current assets                                                                     958,841                 2,773,302

Property and equipment, net                                                                1,039,330                 1,186,773
Other assets                                                                                  27,559                    25,874
                                                                                        -------------            --------------
    Total Assets                                                                        $  2,025,729             $   3,985,949
                                                                                        =============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                                                                $     11,190             $     165,557
  Accrued liabilities and provisions                                                         301,031                   208,825
  Current portion of capital lease obligations                                                67,874                   189,526
  Advances/convertible loans from stockholders/related parties                                     0                   315,672
  Deferred income                                                                             72,195                    33,756
                                                                                        -------------            --------------
    Total current liabilities                                                                452,290                   913,336

Long Term portion of capital lease obligation                                                100,082                   199,114
                                                                                        -------------            --------------
    Total Liabilities                                                                        552,372                 1,112,450
                                                                                        =============            ==============

Stockholders' Equity
  Common Stock                                                                                 5,781                     5,375
  Preferred Stock                                                                              1,992                     2,072
  Additional paid-in capital                                                               6,381,316                 6,156,642
  Cumulative translation adjustment                                                          270,615                   131,707
  Accumulated deficit                                                                     (5,186,347)               (3,422,297)
                                                                                        -------------            --------------
    Total stockholders' equity                                                             1,473,357                 2,873,499
                                                                                        -------------            --------------
    Total Liabilities and Shareholders' Equity                                          $  2,025,730             $   3,985,949
                                                                                        -------------            --------------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                For the Three Months Ended         For the Six Months Ended
                                                         June 30,                           June 30,
                                              ------------------------------     ------------------------------
                                                    1998           1997              1998            1997
                                              --------------  --------------     --------------  --------------
INCOME                                        $     123,870   $          832     $    219,403    $        832

EXPENSES
  Selling & Market Development                      326,414          115,743          611,682         240,807
  General & Administrative                          639,398          282,756        1,212,646         547,561
                                              --------------  --------------     --------------  --------------
                                                    965,812          398,499        1,824,327         788,368
                                              --------------  --------------     --------------  --------------
OPERATING RESULT                                   (841,942)        (397,667)      (1,604,925)       (787,536)

OTHER INCOME AND EXPENSES
  Interest                                            8,711           (8,465)           8,034         (13,142)
  Foreign Exchange                                    1,915          (81,550)        (167,160)        (83,309)
                                              --------------  --------------     --------------  --------------
                                                     10,626          (90,015)        (159,125)        (96,451)
                                              --------------  --------------     --------------  --------------
NET RESULT                                         (831,316)        (487,682)      (1,764,050)       (883,987)

Weighted Average Number of Common Shares          5,730,309        4,994,000        5,578,291       4,994,000
Net Result per Common Share                   $       (0.15)  $        (0.10)    $      (0.32)   $      (0.18)


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            For the Six Months Ended
                                                                                                     June 30,
                                                                                         ------------------------------
                                                                                             1998            1997
                                                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                              $  (1,764,050)  $    (883,987)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Exchange loss                                                                            167,160               0
      Depreciation and amortization                                                            239,488          18,962
      Provision for doubtful debitors                                                            2,302               0
      Interest accrued on loans payable                                                          5,417          23,971
      Capitalization of interest                                                                     0          (6,656)
   Increase (decrease) resulting from changes in:
      Trade accounts receivable                                                                (44,732)              0
      Prepaid expenses and other receivables                                                   (41,781)       (562,512)
      Trade accounts payable                                                                  (154,367)       (292,911)
      Accrued liabilities and provisions                                                        92,207          33,022
      Deferred income                                                                           38,438               0
                                                                                         --------------  --------------
      Net cash used-in operating activities                                                 (1,459,919)     (1,670,111)

CASH USED IN INVESTING ACTIVITIES:
   Purchase of equipment                                                                       (90,372)       (319,345)
   Other non-current asset expenditures                                                         (3,358)              0
   Advances to stockholder and related party                                                         0          (6,690)
                                                                                         --------------  --------------
      Net cash used-in investing activities                                                     (93,730)       (326,035)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Issuance of stock                                                                                 0       1,809,633
   Proceeds from bridge loans                                                                        0         199,867
   Collection of stock subscriptions receivable                                              2,000,000               0
   Reimbursements of advances from stockholders and related parties                            (96,089)        (98,614)
   Payment of capital lease obligations                                                       (220,684)         (9,302)
                                                                                         --------------  --------------
      Net cash provided by financing activities                                              1,683,227       1,901,584

Effect of Exchange Rate Changes on Cash and cash equivalents                                   (28,251)         43,534

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      101,327         (51,028)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               569,264         219,139
                                                                                         --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     670,591   $     168,111
                                                                                         --------------  --------------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE LOANS FROM STOCKHOLDERS AND RELATED PARTIES

As at December 31, 1997, the Company owed $250,000 plus accrued interest in respect of the balance of two convertible loans received during 1996. During the six months ended June 30, 1998, the Company converted $225,000 of the principal to common stock, and repaid $25,000 of principal and $71,089 of accrued interest in cash.

NOTE 3 - ISSUANCE OF COMMON STOCK

During the six months ended June 30, 1998, the Company issued 145,161 shares of its common stock in conversion of $225,000 of loan principal at a price of $1.55 per share.

During the six months ended June 30, 1998, 79,438 shares of Series A Preferred stock were converted into 158,876 common shares.

During the six months ended June 30, 1998, the Company issued 102,000 shares of its common stock, as a result of having reset the price of a previous issue of shares.

NOTE 4 - FIXED ASSETS AND CONTRACTUAL COMMITTMENTS

In September 1996, Virtual Telecom S.A. signed a four-year Partnership Outsourcing Agreement with Digital Equipment Corporation, for the provision of computer equipment and maintenance.

Virtual Telecom S.A. has contractual commitments for the servicing of the equipment acquired above. As of June 30, 1998 there are two and a quarter years remaining on the contract, which amounts to approximately $220,000 per annum.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Virtual Telecom, Inc., a Delaware corporation ("Company"), was organized to engage in the business of developing and marketing various financial information services utilizing Internet based technologies and, secondarily, providing network access services to the Internet to corporate clients, mainly those using the financial information services provided by the Company. The Company's initial services consist of the delivery of financial data and other information from securities and commodities exchanges and other sources worldwide on a real-time and near real-time basis. Unless the context otherwise requires, all references to the Company include its wholly owned subsidiary, Virtual Telecom SA, a Swiss corporation.

         Having implemented the telecommunications and information processing infrastructure required to deliver its services during 1996 and the first half of 1997, the Company commenced pilot commercial operations during the third quarter of 1997. Thereafter, the Company has been refining various aspects of its operations to ensure the delivery of a high quality of service to a professional market, as well as preparing an initial marketing program. Marketing activities were commenced towards the end of the second quarter of 1998.

         The Company's results of operations for the six months ended June 30, 1998 include revenues of $219,403 and a net loss of $1,764,050. Results of operations for the quarter ended June 30, 1998 include revenues of $123,870 and a net loss of $831,316. Revenues for the quarter ended June 30, 1998 represent a 30% increase over that of the previous quarter.

         Operating expenses amounted to $1,824,327 for the six months and $965,812 for the quarter ended June 30, 1998. Operating expenditures for quarter ended June 30, 1998 are 12% higher than those of the previous quarter, predominantly due to the commencement of marketing activities.

         As of June 30, 1998, the Company had working capital of $506,551 and stockholders' equity of $1,473,357. As of the date of this report, the Company is seeking to acquire capital through the sale of its debt or equity securities. If the Company is unable to raise additional capital, the Company may not be able to continue its present level of activities.

         The Company's plan of operations for the next twelve months includes the completion of this rollout within the Swiss market, and the expansion of its operations to other key European markets.

         This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial and marketing operations and the risks and uncertainties concerning the acceptance of its services and products by the Swiss market; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investor not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - Other Information

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         Inapplicable.

Item 3.  Defaults Upon Senior Securities

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders was held on June 23, 1998.

         The meeting voted on the proposals presented in the Company's Proxy Statement concerning the election of directors and the ratification of the appointment of Arthur Andersen S.A. as the Company's independent public accountants. The results of voting are set out below:

         Item                                                            For      Against     Abstain
         ----                                                            ---      -------     -------
         Election of Directors

             Neil Gibbons                                          3,818,969            0          43
             Daniel Huber                                          3,818,609          360          43
             William Cordeiro                                      3,818,969            0          43
             Stuart Townsend                                       3,818,969            0          43

         Ratification of appointment of Arthur Andersen S.A.
         as independent public accountants                         3,808,739           10      10,263

       Bryan Wood continues as a director, having been appointed by the Series B Preference shareholders.


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

                                        VIRTUAL TELECOM, INC.
                                        ------------------------
                                            (Registrant)

Dated: August 12, 1998              By  /s/ Neil Gibbons
                                        ------------------------
                                        Neil Gibbons
                                        Chief Executive Officer

                                        /s/ Mark Benn
                                        ------------------------
                                        Mark Benn
                                        Chief Financial Officer