Form 10QSB
period 1998-09-30
VIRTUAL TELECOM INC
filed 1998-11-16
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-QSB


                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998
                        Commission File Number 0-22351


                             Virtual Telecom, Inc.
                             ---------------------
       (Exact name of small business issuer as specified in its charter)


              DELAWARE                               98-0162893
              --------                               ----------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)


12, Ave des Morgines, 1213 Petit-Lancy 1,
          Geneva, Switzerland                           N/A
-----------------------------------------               ---
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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

As of October 31, 1998 the Registrant had 5,781,309 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [_]   No [X]

Part I -- Financial Information

Item 1.   Financial Statements

                             VIRTUAL TELECOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1998            1997
                                                   -------------   ------------
ASSETS                                              (Unaudited)     (Audited)
Current Assets
  Cash and cash equivalents                         $   399,080     $   569,264
  Trade accounts receivable, net                        134,936          65,931
  Subscriptions receivable from stockholders                  0       2,000,000
  Prepaid expenses and other receivables                 97,688         138,107
                                                    -----------     -----------
     Total current assets                               631,704       2,773,302

Property and equipment, net                           1,146,372       1,186,773
Other assets                                             29,626          25,874
                                                    -----------     -----------
     Total Assets                                   $ 1,807,701     $ 3,985,949
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                            $    23,979     $   165,557
  Accrued liabilities and provisions                    704,733         208,825
  Current portion of capital lease obligations           43,842         189,526
  Advances/convertible loans from stockholders/
    related parties                                     250,000         315,672
  Deferred income                                       102,814          33,756
                                                    -----------     -----------
     Total current liabilities                        1,125,367         913,336

Long Term portion of capital lease obligation            59,802         199,114
                                                    -----------     -----------
     Total Liabilities                                1,185,169       1,112,450
                                                    ===========     ===========

Stockholders' Equity
  Common Stock                                            5,781           5,375
  Preferred Stock                                         1,992           2,072
  Additional paid-in capital                          6,381,316       6,156,642
  Cumulative translation adjustment                    (147,958)        131,707
  Accumulated deficit                                (5,618,599)     (3,422,297)
                                                    -----------     -----------
     Total stockholders' equity                         622,532       2,873,499
                                                    -----------     -----------
     Total Liabilities and Shareholders' Equity     $ 1,807,701     $ 3,985,949
                                                    ===========     ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           For the Three Months       For the Nine Months
                                            Ended September 30,       Ended September 30,
                                          ----------------------   -------------------------
                                             1998        1997         1998          1997
                                          ----------   ---------   -----------   -----------
INCOME                                    $  143,627   $  46,566   $   363,029   $    47,398

EXPENSES
  Selling & Market Development               327,560     154,440       939,242       395,247
  General & Administrative                   764,743     353,383     1,977,389       900,944
                                          ----------   ---------   -----------   -----------
                                           1,092,304     507,823     2,916,631     1,296,191
                                          ----------   ---------   -----------   -----------
OPERATING RESULT                            (948,677)   (461,257)   (2,553,601)   (1,248,793)

OTHER INCOME AND EXPENSES
  Interest                                     2,004      (7,700)       10,038       (20,842)
  Foreign Exchange                           514,421      (3,591)      347,261       (86,900)
                                          ----------   ---------   -----------   -----------
                                             516,424     (11,291)      357,299      (107,742)
                                          ----------   ---------   -----------   -----------
NET RESULT                                  (432,252)   (472,548)   (2,196,302)   (1,356,535)

Weighted Average Number of Common Shares   5,578,291   4,998,330     5,578,291     4,998,330
Net Result per Common Share               $    (0.08)  $   (0.09)  $     (0.39)  $     (0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Nine Months
                                                         Ended September 30,
                                                      -------------------------
                                                         1998          1997
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            $(2,196,302)  $(1,356,535)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Exchange gain / (loss)                               (347,261)       86,900
    Depreciation and amortization                         375,968        69,082
    Provision for doubtful debitors                         2,302             0
    Interest accrued on loans payable                       5,417        32,173
    Capitalization of interest                                  0        (6,656)
  Increase / (decrease) resulting from changes in:
    Trade accounts receivable                             (71,307)      (20,262)
    Prepaid expenses and other receivables                 40,419      (117,977)
    Trade accounts payable                               (141,578)     (248,669)
    Accrued liabilities and provisions                    495,908        63,273
    Deferred income                                        69,057             0
                                                      -----------   -----------
    Net cash used-in operating activities              (1,767,378)   (1,498,671)

CASH USED IN INVESTING ACTIVITIES:
  Purchase of equipment                                  (334,371)     (406,066)
  Other non-current asset expenditures                     (4,947)            0
  Advances to stockholder and related party                     0        (6,777)
                                                      -----------   -----------
    Net cash used-in investing activities                (339,318)     (412,843)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Issuance of stock                                             0     1,829,642
  Proceeds from bridge loans                                    0       199,867
  Collection of stock subscriptions receivables         2,000,000             0
  Advances from stockholders and related parties          250,000             0
  Reimbursements of advances from stockholders
   and related parties                                    (96,089)     (179,912)
  Reimbursements of advances to related parties                 0             0
  Payment of capital lease obligations                   (284,996)            0
                                                      -----------   -----------
    Net cash provided by financing activities           1,868,915     1,849,597

Effect of Exchange Rate Changes on Cash and
 cash equivalents                                          67,596       (32,859)

NET DECREASE IN CASH AND CASH EQUIVALENTS                (170,184)      (94,776)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          569,264       219,139
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   399,080   $   124,363
                                                      ===========   ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                             VIRTUAL TELECOM, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE LOANS FROM STOCKHOLDERS AND RELATED PARTIES

As at December 31, 1997, the Company owed $250,000 plus accrued interest in respect of the balance of two convertible loans received during 1996. During the nine months ended September 30, 1998, the Company converted $225,000 of the principal to common stock, and repaid $25,000 of principal and $71,089 of accrued interest in cash.

As at September 30, 1998 the Company owed $250,000 in respect of a convertible loan received during the quarter from an existing shareholder. This loan has been extended to a total of $500,000 subsequent to September 30, 1998. The loan is convertible into preferred stock of the Company upon the conclusion of additional equity financing, or redeemable at the option of the lender. The loan will bear interest at 12% per annum with effect from December 31, 1998.

NOTE 3 - ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 1998, the Company issued 145,161 shares of its common stock in conversion of $225,000 of loan principal at a price of $1.55 per share.

During the nine months ended September 30, 1998, 79,438 shares of Series A Preferred stock were converted into 158,876 common shares.

During the nine months ended September 30, 1998, the Company issued 102,000 shares of its common stock, as a result of having reset the price of a previous issue of shares.

NOTE 4 - FIXED ASSETS AND CONTRACTUAL COMMITTMENTS

In September 1996, Virtual Telecom S.A. signed a four-year Partnership Outsourcing Agreement with Digital Equipment Corporation, for the provision of computer equipment and maintenance.

Virtual Telecom S.A. has contractual commitments for the servicing of the equipment acquired above. As of September 30, 1998 there are two years remaining on the contract, which amounts to approximately $245,000 per annum.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Background

Virtual Telecom, Inc., a Delaware corporation ("Company"), was organized to engage in the business of developing and marketing various financial information services utilizing Internet based technologies and, secondarily, providing network access services to the Internet to corporate clients, mainly those using the financial information services provided by the Company. The Company's financial information services consist of the delivery of financial data and other information from securities and commodities exchanges and other sources worldwide on a real-time and near real-time basis, as well as the capability for users to trade online in real-time. Unless the context otherwise requires, all references to the Company include its wholly owned subsidiary, Virtual Telecom SA, a Swiss corporation.

During 1996 and the first quarter of 1997, the Company implemented the telecommunications and information processing infrastructure required to deliver its services. The Company commenced pilot operations during the second quarter of 1997 and commercial operations during the third quarter of 1997. Active marketing activities were commenced towards the end of the second quarter of 1998. Thereafter the Company has concentrated on growing its client base for its range of financial information services, primarily in Switzerland, Germany and France, as well as developing online dealing services for these markets.

Financial

The Company's results of operations for the nine months ended September 30, 1998 include revenues of $363,029 and a net loss of $2,196,302. Results of operations for the quarter ended September 30, 1998 include revenues of $143,627 and a net loss of $432,252. Revenues for the quarter ended September 30, 1998 represent a 16% increase over that of the previous quarter.

Operating expenses amounted to $2,916,631 for the nine months and $1,092,304 for the quarter ended September 30, 1998. Operating expenditures for quarter ended September 30, 1998 are 13% higher than those of the previous quarter, predominantly due to an increase in sales related activities.

The foreign exchange differences included in other income and expenses arise from the revaluation of certain monetary items within Virtual Telecom SA.

As of September 30, 1998, the Company had negative working capital of $493,663 and stockholders' equity of $622,532. As of the date of this report, the Company is actively seeking to acquire additional capital through the sale of its debt or equity securities. If the Company is unable to raise additional capital, the Company may not be able to continue its present level of activities.

The Company's plan of operations for the next twelve months includes the continuation of its expansion into other major financial centers in Europe as well as the launching of its real-time online dealing services for US and European equities.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro, and to adopt the Euro as their common legal currency on that date. Switzerland is not a member of the EU and the Company currently denominates most of its transactions in Swiss francs, the unit of currency of Switzerland. However, subscribers to the Company's financial information and trading products and services typically pay for those products and services in the currency of their resident jurisdiction. Therefore, the Company is presently faced with the task of adapting its information systems and practices to accommodate the Euro conversion in those EU member countries in which it offers its products and services. Moreover, certain content within the financial information distributed by the Company (notably security quotations) will begin to be denominated in Euro, commencing on January 1, 1999.

Euro conversion is expected to generally increase cross-border price transparency among the participating countries and result in a more competitive European market. The Company is uncertain as to the effect, if any, that Euro conversion will have on its ability to sell its products and services in the European market. Euro conversion could potentially impact pricing strategies and demand for the Company's services in the European market, lead to increased competition within the European market for the specific types of services sold by the Company, or impact the Company's relationships with vendors and licensors. As a result of competitive pressures, the Company could also potentially be required to denominate future transactions in the Euro and incur currency risk and conversion costs as a result.

While significant efforts have been applied to identifying and resolving the issues resulting from the introduction of the Euro, there can be no assurance that Euro conversion will not have a material, adverse effect on the Company's business, financial condition and results of operation.

Year 2000 Compliance

The Year 2000 problem results from the use by computers of two digits rather than four digits to define the applicable year. The use of only two digits was common during the period when computer resources were much more expensive than today. As a result, when such computer systems must process dates both before and after January 1, 2000, the two-digit year identification may create processing errors and system failures. These effects may be apparent in both information processing systems as well as mechanical operations controlled by computers (embedded microprocessors). The effects of this issue are further compounded by the interdependence of computer systems between suppliers and customers.

The Company utilizes computer software applications and operating systems in distributing its financial information service, operating its network infrastructure and various administrative and billing functions. In addition, the Company's financial information service is reliant receipt of financial data from external vendors such Standard & Poor's Comstock, and the processing of that information using software licensed to the Company by third parties such as Townsend Analytics. To the extent that the Company's computer software applications, or those of its information vendors and software licensers, are unable to operate accurately after January 1, 2000, some degree of modification, or even possibly replacement of such applications, may be necessary.

In the event that the Company's systems or the systems of its third party information vendors and licensers are not materially Year 2000 compliant, the Company could experience a disruption in the provision of its financial information and network access services.

The Company has appointed a Year 2000 Committee to assess the scope of the Company's risks in this regard and adopt appropriate measures to bring its applications into compliance. The Committee is currently in the process of completing its identification of applications that are not Year 2000 compliant. In addition, the Company has begun to ask its information vendors and software licensers about their progress in identifying and addressing problems that their own computer systems may face in correctly processing date information related to the Year 2000. The findings of this committee will be disclosed in due course.

The Company is in the early stages of conducting its review of the risks associated with the Year 2000 and is therefore unable to make a reasonable estimate of the costs associated with Year 2000 compliance. Accordingly, no assurance can be given that any of the Company's or third party systems is or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Safe Harbor

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein and in the Company's 1997 Annual Report on Form 10-KSB, including, without limitation, the Company's recent commencement of commercial and marketing operations and the risks and uncertainties concerning the market acceptance of its services and products; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

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

                                        VIRTUAL TELECOM, INC.
                                        ---------------------
                                            (Registrant)

Dated: November 12, 1998          By    /s/ Neil Gibbons
                                        -----------------------------
                                        Neil Gibbons
                                        Chief Executive Officer

                                        /s/ Mark Benn
                                        -----------------------------
                                        Mark Benn
                                        Chief Financial Officer