Form 10KSB
period 1998-12-31
VIRTUAL TELECOM INC
filed 1999-03-31
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

                   ANNUAL REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1998
                         Commission File Number 0-22351


                             Virtual Telecom, Inc.
                             ---------------------
          (Name of small business issuer as specified in its charter)

               Delaware                                       98-0162893
  -------------------------------                         ------------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)

12, Ave des Morgines, 1213 Petit-Lancy 1, Geneva, Switzerland         N/A
-------------------------------------------------------------     ----------
  (Address of principal executive offices)                        (Zip Code)

                                 41-22-879-0879
                                 --------------
                          (Issuer's telephone number)

Securities to be Registered Under Section 12(b) of the Act:

            None                                               N/A
     --------------------                       -------------------------------
     (Title of each class                       (Name of each exchange on which
     to be so registered)                       each class is to be registered)

Securities To Be Registered Under Section 12(g) Of The Act:

  Common Stock, $.001 par value
  -----------------------------
       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was approximately $14,749,961

As of March 22, 1999 the registrant had 6,016,309 shares of its common stock, par value $0.001, issued and outstanding.

                   Documents Incorporated By Reference: None

Part I

Item 1.  Description of Business.

Business Development
--------------------

    Virtual Telecom, Inc., a Delaware corporation (the "Company"), was organized to engage in the business of developing and marketing various real-time market data and financial information services as well as online brokerage capabilities via a range of client interfaces based on Internet technologies. Its services are marketed under the brand name "FirstQuote" and are available via its own wide-area Internet protocol network by dial-up or dedicated access, as well as from any other Internet access point. The Company also provides related supporting network services to users of its financial information services.

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

    During the last quarter of 1996, the Company conducted a private placement of units ("Units") of its securities at $3.50 per Unit. Each Unit consisted of one share ("Series A Preferred Share") of the Company's Series A Preferred Stock and one common stock purchase warrant ("Unit Warrant"). Each Series A Preferred Share was initially convertible into Common Stock at a conversion price of $3.50 per share, provided that on the one year anniversary of the original issuance of the Series A Preferred Stock, the conversion price was to be adjusted to 70% of the average last sale price of the Common Stock during the 30 trading days immediately preceding the first anniversary date. In December 1997, this conversion price was adjusted to $1.75 per share. Each Unit Warrant initially entitled its holder to purchase one share of Common Stock at an exercise price of $7.00 per share until July 31, 1998, at which time the unexercised Unit Warrants shall expire by their own terms. In December 1997, the Company adjusted the exercise price of each Unit Warrant to $3.50 per share and extended the expiration date to December 31, 2000. The Company sold 283,781 Units to European institutional investors for the gross proceeds of $993,233.50.

    During the first quarter of 1997, the Company conducted a private placement of shares of Common Stock whereby 534,063 shares of Common Stock were sold for gross proceeds of $873,000.

    During the second quarter of 1997, the Company conducted a private placement of units ("Units") of its securities at $5.00 per Unit. Each Unit consisted of two shares of Common Stock and one warrant which entitled its holder to purchase one share of Common Stock at an exercise price of $3.50 per share. The Company sold 204,000 Units for gross proceeds of $1,020,000. In February 1998, the Board of Directors of the Company resolved to reduce the price of the Units from $5.00 per Unit to $4.00 per Unit and thereby to issue an additional 102,000 shares of Common Stock to the Unit purchasers.

    In December 1997, the Company sold 1,923,716 shares ("Series B Shares") of its Series B Preferred Stock to Alta-Berkeley V, C.V. and three affiliated Alta-Berkeley venture capital funds (collectively referred to as "Alta-Berkeley") for $3,000,000 of which $1,000,000 was received in December 1997 and $2,000,000 in
March 1998.

    In January 1999 the Company sold 3,783,784 shares of its Series C Preferred Stock to five parties, including Alta-Berkeley, two other venture capital funds, a bank and a private investor, for a total consideration of $7,000,000.

    Concurrent with the issuance of the Series B Preferred Stock, the Company and Alta-Berkeley entered into an Investors' Rights Agreement, which has been amended to include the holders of the Series C Preferred Stock. Pursuant to the terms of this agreement, the Company increased the authorized number of its directors to nine. Holders of the shares of both the Series B Preferred Stock as a class, and the Series C Preferred Stock as a class, are each entitled to elect two members of the Company's Board (four in total). In addition, the Company has granted the holders of the Series B Preferred Stock and the Series C Preferred Stock (the "Holders") the right of first refusal to purchase a pro rata share of any new equity securities which the Company may issue. The right of first refusal expires on January 24, 2006. The Investors' Rights Agreement also grants the Holders demand registration rights in certain circumstances as well as certain approval and disclosure rights over certain management and strategic matters.

    The shares of both the Series B Preferred Stock and the Series C Preferred Stock have a liquidation preference of the greater of (i) $3.50 per share if the event of liquidation, dissolution or winding up occurs on or before December 31, 2000 and thereafter of $5.20 per share and (ii) $1.85 plus a pro-rata share of any excess liquidation proceeds accruing to the common shareholders. The shares are all convertible at any time into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, and have full voting rights.

    Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Virtual Telecom SA, a Swiss corporation, and FirstQuote Limited, an English corporation. The Company's executive offices are located at 12 Avenue des Morgines, 1213 Petit-Lancy 1, Geneva, Switzerland; telephone number +41 (22) 879 0879.

Business of the Company
-----------------------

    Certain terms used herein are defined below in the section "Glossary." Certain financial information is presented in Swiss Francs, the unit of currency of Switzerland. All Swiss Franc based amounts are designated by the symbol "CHF." As of March 22, 1999, the Swiss Franc-dollar exchange rate was 1.4640 Swiss Francs to 1 US dollar.

General

    Virtual Telecom is engaged in the business of developing and marketing Internet-based financial services and solutions to the European investment community. The Company provides real-time or delayed market data, news and financial information as well as online dealing capabilities over the Internet to institutional, corporate and private users.

    The Company's financial information services are offered on a direct subscription basis or as a co-branded product to third parties, including, brokerage firms, banks, insurance companies, fund managers, institutional, professional traders, news organizations and Internet service providers, who desire to offer the services directly to their own customers. The Company also offers to institutional clients turnkey solutions for Internet-based online dealing capabilities. In order to provide an end-to-end solution, the Company also derives revenue through the provision of Internet access and network connectivity services to its corporate and institutional clients.

    The Company's services are available via its own wide-area Internet network backbone by dial-up or dedicated access, as well as from any other Internet point of access world-wide. Its "ticker plant" and client interface technologies are based on systems developed in the USA.

Background

    During 1996 and the first quarter of 1997, the Company implemented the telecommunications and information processing infrastructure required to deliver its services. The Company commenced pilot and thereafter commercial operations during the second and third quarters of 1997. Active marketing activities were commenced towards the end of the second quarter of 1998. Thereafter the Company has concentrated on growing its client base, primarily in Switzerland, Germany and France, as well as developing online dealing services for these markets.

    During the last quarter of 1998, the Company developed and commenced hosting of a financial portal website for Les Echos, a member company of the Pearson Group, a leading European financial media organization. This strategic alliance also embodies a joint marketing arrangement for the Company's FirstQuote services as well as promotion of its activities to the website visitors. Following the introduction of this service, the Company has opened a sales office in Paris. The Company has implemented a similar project for Agefi.com, a leading Swiss financial media concern during the first quarter of 1999.

    In January 1999, the Company entered into an arrangement with Maerki Baumann & Co., a Swiss (Zurich) based private bank, for implementation and joint marketing of an Internet-based electronic trading service enabling its clients to trade securities and receive account information over the Internet. The on-line trading service is offered as a co-branded version of FirstQuote. The Company receives monthly fees for operating and maintaining the system as well as a share of the transactional revenue generated by trades routed through the system.

Strategy

    The Company believes that until recently western European investors have had relatively limited interest in investing in publicly traded equity securities compared to those in the US. However, in recent years western Europeans have directed more of the their investments towards the equity securities, evidenced by the emergence of several junior equity markets, including the New Market section of the Frankfurt Stock Exchange, the Alternative Investment Market section of the London Stock Exchange, the Nouveau Marche section of the Paris Stock Exchange and the European Automated Securities Dealers and Quotation System (EASDAQ). The growth in European equity investments has created an opportunity for providers of related financial information services and electronic brokerage solutions. According to Frost & Sullivan, a market research firm, the market for financial information services alone in Western Europe was estimated to be $3.5 billion and growing at the rate of 10% per annum in 1997.

    The Company further believes that most providers of Internet-based electronic brokerage services in western Europe are affiliates or subsidiaries of US providers, and as such provide services having a distinctly US focus. The Company's internal marketing studies indicate that European banks and brokerage firms have a high degree of interest in offering an Internet-based information and brokerage services to the their client base. However, few of the European banks or brokerages presently offer these services. As a result, the Company believes that significant market opportunities exist for a provider of financial information and electronic brokerage services that is able to address the interests and requirements of the European investor.

    The Company's objective is to be a leading provider of Internet-based services and solutions to the European investment community. The Company plans to achieve these objectives through the development of joint-venture arrangements (strategic alliances) with banks and securities brokerages, financial service providers, financial news organizations and Internet service providers throughout Europe. As required, the Company will develop and operate co-branded websites for the purpose of offering basic free-of-charge quote services (delayed data), which serve a marketing platform for its more sophisticated subscription-based FirstQuote market data and online brokerage solutions. FirstQuote services will also be co-branded within the framework of such joint-venture arrangements. The Company also intends to aggressively market its FirstQuote services on a direct sales basis. Furthermore, the Company markets its FirstQuote services directly from its website in a highly automated e-commerce manner, requiring little or no human intervention in the sales process.

    Key elements of the Company's strategy include:

    State of the Art Technology: The Company's technologies and services are based on software licensed from Townsend Analytics Ltd. The Company believes that Townsend Analytics is a recognized world leader in the development and commercialization of software and technologies dedicated to Internet-based quotation, trading and exchange activities. The owner and President of Townsend Analytics, Mr. Stuart Townsend, has served on the Board of Directors of the Company since April 1997.

    European Focus: The Company believes that it offers Internet-based information and on-line brokerage services that are uniquely European in nature. Until now, the dominant providers of Internet-based information and brokerage services in Europe have been US based companies which, in the opinion of the Company, offer a service that is distinctly US in nature. The Company's quotation and financial services cover all major world markets and exchanges. However, in the opinion of management, the Company's services provide greater focus on pan-European markets and exchanges than other competing services. In the case of joint-venture arrangements for the provision of a co-branded service, the Company works with its local partner to customize the offered service to suit the cultural need and investment profile of the partner's existing and targeted clientele.

    Target Existing Customer Bases: By focusing on the development of co-branded information and brokerage services pursuant to strategic alliances, the Company will acquire an immediate access to an existing client base. The Company plans to enter into one or more strategic relationships with banks and securities brokerages, financial services providers, financial news organizations and Internet service providers in each of the major investment and geographical communities of Western Europe. The Company believes that this strategy will accelerate the expansion of its services throughout Europe and, at the same time, reduce the marketing costs typically associated with the rollout of a service of this nature throughout an area made up of several large and culturally diverse communities.

    Development of FirstQuote Brand Name: The Company has applied for trademark registration of the FirstQuote mark in the USA, Switzerland and throughout the European Union. The Company intends to market its services and solutions throughout Europe under the FirstQuote brand name. The Company shall endeavor to create a high degree of consumer awareness of the FirstQuote name and the association of quality and reliable services with such name in the European investment banking community. The Company intends to leverage its FirstQuote brandname through the future development and marketing of additional services, including a portal website linking the customer to an array of Internet websites offering financial and investment services.

Services and Solutions
----------------------

Market Data and Financial Information Services

    The Company provides real-time or delayed market data, news and financial information using Internet technologies. The Company's services are marketed to European financial institutions, including brokerage firms, banks, insurance companies, fund managers, professional traders, and private investors. The market data comprises a real-time `ticker plant' database of more than 380,000 securities, including stocks, options on stocks, major stock and option indices, commodities and currencies, from over 44 exchanges worldwide, including major European, North American and Asian exchanges.

    The market data is gathered from ticker and news feeds from stock exchanges and other sources and processed on demand into a single user data feed driven by a range of client interfaces allowing clients to monitor market data symbols on a dynamic real-time basis. The Company's primary data processing plant is located in its executive offices in Geneva, Switzerland.

    The Company's services are obtainable directly from its product web site at http://www.firstquote.com/.
--------------------------

    The Company offers three versions of its market data and financial information service, tailored to different segments of the investment community:

    FirstQuote Professional: The service is a decision support interface for investment related operations by institutional investors, brokerage firms and corporations. The service provides wide real-time data coverage, sophisticated analytical tools, alarm settings, historical data, news and all investment indicators regularly used by professional traders. FirstQuote Professional displays financial information in multiple windows on multiple pages, each of which can be modified to suit individual requirements. Pages may be stored and retrieved instantly by a single key press. FirstQuote Professional customers are granted a floating license, allowing the software to be installed and used on multiple machines, for example an office PC, home PC and portable PC, and thus providing a highly mobile solution. However only one simultaneous access is permitted per subscription.

    The principal features of the FirstQuote Professional include:

    Market Minder    A quote screen with rows of symbols and columns of prices
                     and other data related to the symbols.

    MultiQuote         Provides detailed fundamental information on a symbol in
                       a customizable layout

    Ticker Scrolling ticker window showing trade price and volume information.

    Time & Sales       Tabular display of each transaction showing transaction
                       type price and volume.

    News A scrolling list of headlines with full news stories where available.

    Charts Graphical analysis of market data with a variety of different studies available.

    Point & Figure     Market display of price trends.

    QuickQuote         Detailed quote information may be linked to other windows
                       to synchronize the symbol being viewed.

    Forex              Foreign exchange calculator

    Table              Tabular display of each transaction for a given symbol

    Turbo Options      Advanced options quote screen

    Market Makers      Comparative table of regional or NASDAQ Level II stocks'
                       showing bids and asks by market maker

    Alarm              Automated price-monitoring tool.

    Internet Browser   With built in drag and drop enables quick look up of
                       symbols on Internet based databases such as Yahoo and Edgar On-line.

    DDE Link Links live data into customers' own spreadsheet for real-time modeling.

    FirstQuote Lite: This service is designed for corporate treasurers, portfolio managers, smaller brokers and sophisticated private investors. The service provides real-time data and news, and includes a reduced range of analytical tools and functions when compared to FirstQuote Professional. The service consists of a fixed page market data screens featuring (from the above table) Market Minder; MultiQuote; Ticker; Time and Sales; News; Charts; and Internet Browser. The fixed page nature of this product provides for customizable configurations to be implemented for larger groups, which are then non-modifiable by users.

    InvestMaster: The InvestMaster range of technologies is designed for the personal investor and small professional user, directly or as clients of strategic partners. The service is based on Web push-technology, using the same server side data engine that powers the FirstQuote Professional Lite services, and client side web plug-ins based on Java and ActiveX technologies, producing tabular or chart format output. The InvestMaster technology provides either delayed or real-time data or news in snapquote formats.

    The Company's market data and financial information services are based on software licenses from Townsend Analytics Ltd. of Chicago, Illinois. See "Trademarks and Technology Licenses" below for a summary of the terms and conditions of the Company's license agreement with Townsend Analytics. The Company's operations are conducted pursuant to arrangements with other significant third party providers, including Standard & Poor's Comstock (a Division of McGraw-Hill International), Fides Informatique, Compaq Computer, Swisscom, British Telecom, Transpac/France Telecom, Carrier One and Colt Telecom. See `Third Party Providers" below for a summary of the terms of the arrangements with these third party providers.

On-Line Trading Solution

    FirstQuote Trader: the Company offers an on-line dealing solution under the name FirstQuote Trader. The service consist of a turnkey solution to banks and brokerage firms providing them the ability to offer Internet-based electronic brokerage services to their clients. The service involves the design of appropriate network architectures as well as the integration of the Company's licensed trading server platform software with the institution's existing settlement and administration systems. The Company provides the electronic order entry and routing technologies as well as the security systems, while the institution's existing computer systems provide order approval and execution functions. As a result the institution's clientele is offered a complete order entry, execution, and real time profit/loss portfolio information via the Internet. The FirstQuote Trader interface also incorporates the

FirstQuote Professional or FirstQuote Lite service functionality thus providing a complete package of decision support, order entry, order routing and portfolio monitoring capability.

    The Company is not a licensed bank or securities brokerage firm nor does it intend to obtain any such licenses at this time. Therefore, the Company intends for the foreseeable future to offer the on-line trading solution as a co-branded product to licensed banks and brokerage firms. The Company's on-line trading solution is based on a software license from Townsend Analytics. See "Trademarks and Technology Licenses" below for a summary of the terms and conditions of the Company's license agreement with Townsend Analytics.

The FirstQuote Network Services

    In order to offer a complete end-to-end package of services, the Company also provides network development and connectivity services including Internet access and network security services to its corporate and institutional clients.

    The Company maintains its own wide-area Internet protocol network backbone in Switzerland, enabling clients to access the market data, financial information and online dealing services by way of dial-up or dedicated line. The Company also leases bandwidth from various European telecommunications carriers further enabling access to the Company's services from any Internet access point worldwide.

    The Company also provides services relating to the development and hosting of customized web sites associated with the co-branded implementations of the market data and financial information services and electronic brokerage solutions described above.

Strategic Partnering Arrangements
---------------------------------

    The Company's business plan focuses on the development of significant partnering arrangements with key banks and securities brokerages, financial service providers, news organizations and Internet content providers throughout Europe. The purpose of these partnering arrangements is to provide investment and financial related services, such as market data and financial information services or on-line brokerage activities, to a targeted clientele as the co-branded service of the Company and the particular partner. To date, the Company has entered into three such arrangements, as follows:

    Maerki Baumann: The Company has entered into a Real-Time Financial Information and On-Line Dealing Agreement dated March 10, 1998 with Maerki Baumann & Co. a Zurich, Switzerland based private bank. Pursuant to the agreement, the Company and has developed for Maerki Baumann's use a real-time Internet based order matching system for all stocks traded on the Swiss Stock Exchanges, as well as for US securities. The Company has implemented a trading server platform based on software licensed by the Company from Townsend Analytics and has integrated this with Maerki Baumann's existing securities settlement and client account administration systems. The result is a solution that allows Maerki Baumann the ability to offer its clientele complete order entry and execution, and real time account and portfolio information via the Internet. Each on-line brokerage service will also include a subscription for the FirstQuote Professional or FirstQuote Lite client interface as well.

    Under their agreement, the Company is responsible for the development, installation and maintenance of the trading servers and application software. The Company is not licensed under the laws of Switzerland, or any other jurisdiction, to engage in securities brokerage activities. Therefore, the Company's role is that of a technology solution provider. Maerki Baumann is responsible for all brokerage activities and client account responsibility.

    In consideration for the above services, the Company will receive fixed monthly fees, user license fees, plus a transaction fee on each electronic trade.

    Les Echos: The Company has entered into an agreement dated November 4, 1998 for the development and hosting of additional web site material (http://stocks.
                                                                 --------------
lesechos.fr/) including international market data and charts to the existing web
------------
site of Les Echos, a leading financial media group in France. Under the terms of the agreement, Les Echos undertook to perform certain promotional activities for a jointly marketed FirstQuote-Les Echos co-branded service. Revenues from subscriptions to the FirstQuote-Les Echos co-branded service will be shared.

    Agefi: The Company has entered into an agreement dated November 6, 1998 for the provision of web site material (http://www.agefi.com/) including
                                    ---------------------
international market data and charts for Agefi, a leading financial media group in Switzerland. Under the terms of the agreement, Agefi has undertaken to provide product marketing for FirstQuote within its own and other financial publications.

Trademarks and Technology Licenses
----------------------------------

    The Company has registered, or has applied for registration, for the trademarks FirstQuote and InvestMaster in Switzerland and the European Union. The Company has registered the InvestMaster mark with the US Patent and Trademark Office and has applied for a US registration of the FirstQuote mark.

    The Company's market data and financial information services and its on-line brokerage solutions are based on software licensed to the Company by Townsend Analytics Ltd. of Chicago, Illinois. Pursuant to a Computer Software License Agreement dated January 16, 1997 between Townsend Analytics and the Company, Townsend Analytics has appointed the Company as a distributor for the sale, support and servicing of Townsend Analytics' proprietary software programs relating to market data and financial information services and on-line brokerage activities. Pursuant to the agreement, the Company is authorized to implement and resell these software programs in return for agreed royalty payments.

    In December 1998, the Company and Townsend Analytics amended their agreement to restrict the right of Townsend Analytics to grant further software licensing rights in those regions.

    The Company's information services and brokerage solution are substantially dependent on the technologies licensed to the Company by Townsend Analytics. In the event the Company's continued access to the licensed software is terminated or interrupted for a significant length of time, the Company would have to either develop or acquire suitable replacement software, of which there can be no assurance, or discontinue its present operations.

Third Party Providers
---------------------

    The Company's services are provided with the assistance of the following businesses:

    Standard & Poor's ComStock: The Company receives stock and commodity information pursuant to an Information Distribution License Agreement dated August 23, 1996 between the Company and the Standard & Poor's ComStock (a division of McGraw-Hill International (UK) Ltd.). Standard & Poor's ComStock is licensed to distribute market data and financial information from most US and international stock, mercantile, options and currency exchanges. Standard & Poor's ComStock provides the Company with data on a real time basis via a satellite transmission and has granted the Company a non-exclusive license to redistribute such information as part of the Company's services.

    Compaq Computer (formerly Digital Equipment Corporation): The Company's Internet access and network equipment and implementation were provided pursuant to Partnership Outsourcing Agreement dated September 9, 1996 between the Company and Digital Equipment Corporation. Pursuant to the agreement the Company has purchased from Digital the hardware and software required to operate an Internet dial-up access network, including a central server site located in Geneva that is built around a cluster of DEC Alpha computers running a UNIX operating system. The agreement is for an initial four-year term expiring in September 2000.

    Effective January 1, 1999, and following a transfer of know-how from Digital to the Company, the Company has assumed full operating responsibility for the equipment, in return for a reduced series of payments.

    Swisscom/British Telecom/Carrier One/Transpac-France Telecom/Colt Telecom. The Company's Internet access and network connectivity is carried over a frame relay data communications network operated by Swisscom. In addition, the Company has arranged for further dedicated connections to the Internet from British Telecom (Sunrise), Carrier One, Transpac-France Telecom, and Colt Telecom.

Competition
-----------

    The market for financial information and on-line brokerage services over the Internet is rapidly evolving and becoming competitive. The Company expects competition to continue and intensify in the future. In the area of market data and financial services, the Company faces direct competition from several companies that provide for the delivery of financial data over the Internet or other electronic means. The Company believes its primary competitors include Reuters, Bloomberg, and Bridge.

    In the area of electronic brokerage services, the Company seeks to enter into partnering arrangements with licensed banks and brokerage firms enabling them to provide the service in turn to their own clients. Such arrangements will compete with electronic brokerage firms as the eSchwab division of Charles Schwab & Co., Inc., E-Trade Group and DLJdirect, a subsidiary of Donaldson, Lufkin & Jenrette Securities Corporation. The partnering arrangements will also encounter competition from brokerage firms offering conventional assisted sales operations.

    Many of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. In addition, many of the Company's competitors offer a wider range of services and financial products, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse affect on the Company's business, financial condition and operating results.

Government Regulation
---------------------

    The Company's market data and financial and on-line brokerage services are not currently subject to direct regulation by Swiss, European Union or other law, other than regulations applicable to businesses generally. Changes in the regulatory environment relating to the Internet content or connectivity industries, including regulatory changes that directly or indirectly affect telecommunications costs, could have a material adverse affect on the Company's business. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

Employees
---------

    The Company is staffed with 25 full-time employees and 3 full-time consultants at present, 6 of whom are involved in administration, 11 of whom are involved in software development and engineering and 11 of whom are involved in sales, sales support and marketing.

Item 2.  Description of Property.

    The Company's executive offices are located in Geneva, Switzerland and consist of approximately 340 square meters of leased premises. The Company's lease for these premises expires on August 30, 1999 and provides for monthly rent of $10,800.

    In addition the Company rents office space in Zurich, Switzerland (50 square meters) and Paris, France (30 square meters) on a calendar year basis for a combined total of approximately $4,900 per month.

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

PART II

Item 5.  Market For Common Equity And Related Stockholder Matters.

Market For Common Shares
------------------------

    The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "VITE" since November 18, 1996. During the fiscal year ended December 31, 1998, the high and low closing prices were $2.00 and $0.69, respectively. These high and low prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following table reflects the Company's stock price movements in more detail:


                                           Year ended December 31,
                           --------------------------------------------------------
                                      1998                            1997
                           --------------------------       -----------------------
          Quarter              High           Low               High          Low
          -------          -----------    -----------       -----------    --------
          Fourth           $      2.00    $      0.69       $      2.63    $   2.00
          Third                   1.13           0.91              3.25        2.50
          Second                  2.00           1.00              3.25        2.38
          First                   2.13           1.56              2.56        1.75


    The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of March 22, 1999, there were approximately 348 record holders of the Company's Common Stock.

    The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Recent Sales of Unregistered Securities
---------------------------------------

    During the fiscal year ended December 31, 1998, the Company sold unregistered securities in the following transactions:

    In June 1998, the Company granted three of its employees options to purchase an aggregate of 110,000 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan. The options had an exercise price of $2.00 per share, have a one-year vesting period and expire in June 2001. The options were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

    In December 1998, the Company granted thirteen of its employees options to purchase an aggregate of 270,000 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan. The options had an exercise price of $2.00 per share, have a one-year vesting period and expire in December 2001. The options were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

Item 6.  Management's Discussion And Analysis Or Plan Of Operation.

Background
----------

    The Company is engaged in the business of developing and providing various real-time market data and financial information services as well as online dealing capabilities via a range of client interfaces based on Internet technologies. Its services are marketed under the brand name "FirstQuote". Its services are available via its own wide-area Internet protocol network by dial-up or dedicated access, as well as from any other Internet access point. The Company also provides related supporting network services to users of its financial information services

    Unless the context otherwise requires, all references to the Company include its wholly owned subsidiary, Virtual Telecom SA, a Swiss corporation and FirstQuote Ltd. a UK company.

    As of March 1999, the Company is providing financial information or networking services to over 160 clients, with associated recurring monthly revenues of approximately $80,000. Non-recurring revenues have averaged $12,000 per month since commercial marketing activities commenced.

    Regarding the Company's plan of operations for the 1999 fiscal year, it has targeted strategic alliances in key European financial centers from which to leverage its growth. It plans to market its financial market information, analytical tools and online order entry/matching systems both under its own product names and as co-branded implementations with institutional clients.

    Currency Exchange Rates: Although the Company reports its results in US dollars, virtually all of its revenues and expenses are denominated in other currencies, primarily Swiss francs, Euros and Pounds sterling. Consequently, the Company's net results are directly affected by any changes in the exchange rate between the US dollar on the one hand, and the Swiss franc, Euros or Pounds sterling on the other. Transactions of the Company and its subsidiaries are recorded based on the functional currency of each particular company. Assets and liabilities of the Company and its subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

Results of Operations
---------------------

    This section should be read in conjunction with the annual financial statements presented on pages 15 to 32.

    Revenue of $534,715 was reported for the year ended December 31, 1998 which amounts to an increase of 376% over that of $112,446 for the prior year. Revenues in the fourth quarter of 1998 were 20% above those of the third quarter of 1998. Revenue is comprised of financial market data services and related network connectivity services, including web services. While network related revenues accounted for 53% of total revenue for the current year, the relative importance of this source of revenue is diminishing as the Company's FirstQuote user base expands. Financial market data services accounted for 52% of revenue for the fourth quarter of 1998.

    Selling & Market Development expenses for the current year were $1,430,597 or 115% above the amount of $664,591 for the prior year. This reflects increased levels of operating activity as well as the commencement of commercial marketing activities during the year.

    General and administrative expenses were $2,861,662 for the current year, an increase of 73% from $1,654,436 in the prior year. Staff costs represent the major component of this expense and have increased 171% from $454,560 to $1,232,645. Depreciation has increased by 182% from $184,794 to $520,421. Office expenses (including travel expenses) have increased by 70% from $521,015 to $885,316. Professional fees have decreased by 50% from $444,485 to $223,280.

    The net operating loss for the year was $3,996,322, which is 69% above the loss for the previous period of $2,357,781, and results from the factors mentioned above.

    The foreign exchange gains in the current year and losses in the previous year arise essentially from the revaluation of amounts due by Virtual Telecom SA to Virtual Telecom Inc., which have been denominated in US dollars.

Liquidity and Financial Condition
---------------------------------

    As of December 31, 1998, the Company had negative working capital of $1,595,476 including an amount of $1,000,000 due to a related party, which was converted to Series C Preferred Stock in January 1999. The negative working capital was the result of a build up of payables during the time that additional financing was being secured.

    Subsequent to the year-end, the Company secured additional equity financing through the sale of 3,783,784 shares of Series C Preferred Stock for $7,000,000, including the conversion of $1,000,000 due from a related party.

    The amount of cash and cash equivalents has decreased from $569,264 to $229,450 during the current year. The Company has continued to generate negative cashflows since its cost base exceeds its revenues from operating activities. The net cash burn rate (excluding capital expenditure) during the current year and fourth quarter of 1998 was approximately $270,000 and $350,000 per month, respectively. The increase in the amount for the fourth quarter compared with the whole year, reflects the increasing levels of operating activity during the course of the year. Capital expenditure for the year amounted to $466,824.

    Based on the current levels and trends of revenue and operating expenses, the Company believes that it has sufficient capital to continue its activities for the next twelve months. However, the plan of operations for the 1999 fiscal year will require increases in the amounts of operating and capital expenditure above those incurred to date. While revenues are similarly projected to increase during the year, it is not certain that these revenues and the above-mentioned financing will be sufficient to cover these expenditures until the time that a breakeven situation may be achieved. At this time there are no firm commitments or agreements on the part of any party to provide any additional debt or equity capital to the Company and there can be no assurance that the Company will be able to obtain additional capital. The Company's inability to increase revenue or obtain additional debt or equity capital on a timely basis will, in all likelihood, materially adversely affect its future planned growth of operations and revenues.

Euro Conversion
---------------

    On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") establish fixed conversion rates between their existing sovereign currencies and the Euro, and adopted the Euro as their common legal currency. Switzerland is not a member of the EU and the Company currently denominates most of its transactions in Swiss francs, the unit of currency of Switzerland. Furthermore, subscribers to the Company's services are typically invoiced in the currency of their resident jurisdiction. The Company has successfully adapted its information systems and practices to accommodate the Euro in those EU member countries in which it offers its services. Moreover, the content within the financial information distributed by the Company (notably security quotations) has successfully begun to be denominated in Euro, commencing on January 1, 1999.

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

Year 2000 Compliance
--------------------

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

    The Company utilizes computer software applications and operating systems in distributing its financial information service, operating its network infrastructure and various administrative and billing functions. In addition, the Company's financial information service is reliant upon the receipt of financial data from external vendors such Standard & Poor's Comstock, and the processing of that information using software licensed to the Company by third parties such as Townsend Analytics. To the extent the Company's computer software applications, or those of its information vendors and software licensers, are unable to operate accurately after January 1, 2000, some degree of modification, or even possibly replacement of such applications, may be necessary.

    In the event that the Company's systems or the systems of its third party information vendors and licensers are not materially Year 2000 compliant, the Company could experience a disruption in the provision of its financial information and network access services.

    The Company has appointed a Year 2000 Committee to assess the scope of the Company's risks in this regard and adopt appropriate measures to bring its applications into compliance. To date the costs associated with this project have amounted to approximately $10,000, all of which are internal expenses.

    The committee has completed the process of identifying the core processes, internal equipment as well as external services and software licenses that may not be Year 2000 compliant. The cost of replacing internal IT equipment and applications known to be not Year 2000 compliant is approximately $20,000. Internal non-IT systems employed are not critical and have been determined not to pose significant risks.

    Where external risks have been identified, the Company has sent confirmation letters to information vendors and software licensors to ascertain their progress in identifying and addressing problems that their own computer systems may face in correctly processing date information related to the Year 2000. The Company is in the process of reviewing the responses received from these parties in order to assess further steps to be taken.

    In addition, and independent from Year 2000 issues but having the effect of reducing risks related thereto, the Company has begun to diversify the equipment and data suppliers that it uses and has identified alternative suppliers where needed, should failures occur.

    The most likely worst case scenario for the Company would involve the loss of data feeds from external sources. If such were to occur the Company would have to switch to alternate data suppliers which may result in certain disruptions to its service and potential revenue losses as a result.

    The future costs estimated to be required to resolve Year 2000 issues amount to $20,000 of internal resources relating to a number of planned projects. The further findings of this committee will be disclosed in due course.

    No assurance can be given that any of the Company's or third party systems is or will be Year 2000 compliant. Neither can assurance be given that the eventual costs required to address remaining unresolved Year 2000 issues or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Safe Harbor
-----------

    This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein, including, without limitation, the Company's recent commencement of commercial and marketing operations and the risks and uncertainties concerning the market acceptance of its services and products; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

Item 7.   Financial Statements.

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Independent Auditors' Report.............................................     15
Consolidated Balance Sheets at December 31, 1998 and 1997................  16-17
Consolidated Statements of Operations for the years ended December 31,
  1998 and 1997.........................................................      18
Consolidated Statements of Cash Flows for the years ended December 31,
  1998 and 1997.........................................................      19
Consolidated Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 1998 and 1997......................................      21
Notes to Consolidated Financial Statements..............................   23-35

Report of Independent Auditors

To the Board of Directors and Shareholders
Virtual Telecom, Inc., Delaware

We have audited the accompanying consolidated balance sheets of Virtual Telecom, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virtual Telecom, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Geneva
March 30, 1999

                     VIRTUAL TELECOM, INC. AND SUBSIDIARIES

          Consolidated Balance Sheets as of December 31, 1998 and 1997
                           (Currency - U.S. dollars)


                                    ASSETS
                                    ------

                                                               December 31,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
CURRENT ASSETS
   Cash and cash equivalents                            $  229,450    $  569,264
   Trade accounts receivable, net                          191,229        65,931
   Subscriptions receivable from stockholders                   --     2,000,000
   Prepaid expenses and other receivables                   62,108       138,107
                                                        ----------    ----------
      Total current assets                                 482,787     2,773,302
                                                        ----------    ----------
NON-CURRENT ASSETS
   Property and equipment, net                           1,130,563     1,186,773
   Other assets                                             28,487        25,874
                                                        ----------    ----------
      Total non-current assets                           1,159,050     1,212,647
                                                        ----------    ----------
      Total Assets                                      $1,641,837    $3,985,949
                                                        ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    VIRTUAL TELECOM, INC. AND SUBSIDIARIES

          Consolidated Balance Sheets as of December 31, 1998 and 1997
                           (Currency - U.S. dollars)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                 December 31,
                                                                         --------------------------
                                                                            1998           1997
                                                                         -----------    -----------
CURRENT LIABILITIES
   Trade accounts payable                                                $   658,700    $   194,934
   Accrued liabilities                                                       102,274        179,448
   Current portion of capital lease obligations                              146,481        189,526
   Advances/convertible loans from stockholders/related parties            1,000,000        315,672
   Deferred income                                                           170,808         33,756
                                                                         -----------    -----------
         Total current liabilities                                         2,078,263        913,336
                                                                         -----------    -----------
LONG TERM CAPITAL LEASE OBLIGATIONS
   Capital lease obligation, net of current portion                          166,621        199,114
                                                                         -----------    -----------
COMMITMENTS (Notes 6, 9 and 12)

STOCKHOLDERS' EQUITY
      Preferred Stock
         10,000,000 shares authorized;
            Class A: 68,500 and 147,938 shares issued and outstanding, liquidation preference of $239,750 and $517,783 as of
            December 31, 1998 and 1997, respectively                              69            148
            Class B: 1,923,716 shares issued and outstanding,
            liquidation preference of $6,733,006 as of December 31,
            1998 and 1997 ($10,003,323 after December 31, 1999)                1,924          1,924
      Common Stock, $0.001 par value,
         20,000,000 shares authorized; 5,781,309 and 5,375,272 shares
         issued and outstanding in 1998 and 1997, respectively                 5,781          5,375
     Additional paid-in capital                                            6,381,315      6,156,642

     Cumulative translation adjustment                                      (148,610)       131,707
     Accumulated deficit                                                  (6,843,526)    (3,422,297)
                                                                         -----------    -----------
         Total stockholders' (deficit) / equity                             (603,047)     2,873,499
                                                                         -----------    -----------
         Total Liabilities and Shareholders' (Deficit) / Equity          $ 1,641,837    $ 3,985,949
                                                                         ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    VIRTUAL TELECOM, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                For The Years Ended December 31, 1998 and 1997

                           (Currency - U.S. Dollars)

                                                      Year Ended December 31,
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------
INCOME                                              $   534,715     $   112,446

EXPENSES
   Selling & Market Development Expenses              1,430,597         664,591
   General & Administrative Expenses                  2,861,662       1,654,436
                                                    -----------     -----------
                                                      4,292,259       2,319,027
                                                    -----------     -----------
OPERATING RESULT                                     (3,757,544)     (2,206,581)

OTHER INCOME AND EXPENSES
   Interest Expense                                      (3,441)        (52,394)
   Foreign Exchange Gain / (Loss), net                  339,756        (100,234)
                                                    -----------     -----------
                                                        336,315        (152,628)
                                                    -----------     -----------
NET LOSS                                            $(3,421,229)    $(2,359,209)
                                                    ===========     ===========
Basic and diluted weighted average number of
   common shares                                      5,781,309       4,465,486
                                                    ===========     ===========
Basic and diluted net loss per common share         $     (0.59)    $     (0.53)
                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     VIRTUAL TELECOM, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 1998 and 1997
                           (Currency - U.S. Dollars)

                                                                  Year Ended December 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $(3,421,229)   $(2,359,209)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Exchange (gain) / loss                                       (339,756)       100,234
      Depreciation and amortization                                 520,421        184,794
      Provision for doubtful debtors                                 15,840             --
      Interest accrued on loans payable                               5,417         39,309
      Capitalization of interest                                         --         (6,656)
      Stock and stock options issued as compensation cost                --         72,400
      Increase / decrease resulting from changes in:
         Trade accounts receivable                                 (141,138)       (65,931)
         Prepaid expenses and other receivables                      75,999       (114,271)
         Trade accounts payable                                     463,766        125,125
         Accrued liabilities and provisions                         (77,174)       142,277
         Deferred income                                            137,052         33,756
                                                                -----------    -----------
            Net cash used-in operating activities                (2,760,802)    (1,848,172)

CASH USED IN INVESTING ACTIVITIES:
   Purchase of equipment                                           (464,211)      (332,982)
   Other non-current asset expenditures                              (2,613)            --
                                                                -----------    -----------
            Net cash used-in investing activities                  (466,824)      (332,982)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Issuance of stock                                                     --      2,848,600
   Stock-related expenses                                                --        102,902
   Commission on issuance of stock                                       --        (63,500)
   Collection of stock subscriptions receivable                   2,000,000             --
   Advances from stockholders and related parties                 1,000,000             --
   Payment to stockholder and related party                              --        (51,397)
   Reimbursements of advances from stockholders and
      related parties                                               (96,089)       (78,000)
   Reimbursements of advances to related parties                         --         66,180
   Payment of capital lease obligations                             (75,537)      (275,230)
                                                                -----------    -----------
            Net cash provided by financing activities             2,828,374      2,549,555

Effect of Exchange Rate Changes on Cash and cash equivalents         59,438        (18,276)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS             (339,814)       350,125

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      569,264        219,139
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   229,450    $   569,264
                                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     VIRTUAL TELECOM, INC. AND SUBSIDIARIES

           Consolidated Statements Of Changes in Stockholders' Equity
                 For The Years Ended December 31, 1998 and 1997

                           (Currency - U.S. Dollars)

                                                                      Class A             Class B
                                               Common Stock       Preferred stock     Preferred stock    Additional
                                            ------------------   -----------------   -----------------     paid-in
                                             Shares     Amount    Shares    Amount    Shares    Amount     capital
                                            ---------   ------   --------   ------   ---------  ------   ----------
Balance at December 31, 1996

Issuance of common stock in consideration
  for consultancy fees                      3,940,190    3,940    283,781     284           --      --      994,465
                                            ---------    -----   --------    ----    ---------   -----    ---------
Issuance of common stock through private
  placement offering                           80,000       80                                               19,920
Issuance of common stock through private
  placement offering                          534,063      534                                              872,466
Issuance of common stock to repay
  the bridging loan                           408,000      408                                            1,019,592
Issuance of common stock in consideration
  for administrative fees                     133,333      133                                              199,867
Issuance of common stock through private
  placement offering                            8,000        8                                                7,992
Conversion of preferred to common stock                                              1,923,716   1,924    2,998,076
Compensation cost related to stock option                                                                      (136)
Net loss                                                                                                     44,400
Translation gain
                                            ---------    -----   --------    ----    ---------   -----    ---------
Balance at December 31, 1997                5,375,272    5,375    147,938     148    1,923,176   1,924    6,156,642

Issuance of common stock to repay
  convertible loan                            145,161      145                                              224,855
Conversion of preferred to common stock       158,876      159    (79,438)    (79)                              (80)
Issuance of common stock as a result of
  price reset on private placement units      102,000      102                                                 (102)
Net loss
Translation gain
                                            ---------    -----   --------    ----    ---------   -----    ---------
Balance at December 31, 1998                5,781,309    5,781     68,500      69    1,923,716   1,924    6,381,315
                                            =========    =====   ========    ====    =========   =====    =========

                                            Cumulative                          Total
                                            translation      Accumulated     stockholders'       Comprehensive
                                            adjustment         deficit          equity               loss
                                            -----------      -----------     -------------       --------------
Balance at December 31, 1996                     65,460       (1,063,088)            1,061             (997,628)

Issuance of common stock in consideration
  for consultancy fees                                                              20,000
Issuance of common stock through private
  placement offering                                                               873,000
Issuance of common stock through private
  placement offering                                                             1,020,000
Issuance of common stock to repay
  the bridging loan                                                                200,000
Issuance of common stock in consideration
  for administrative fees                                                            8,000
Issuance of common stock through private
  placement offering                                                             3,000,000
Conversion of preferred to common stock                                                 --
Compensation cost related to stock option                                           44,400
Net loss                                                      (2,359,209)       (2,359,209)          (2,359,209)
Translation gain                                 66,247                             66,247               66,247
                                            -----------      -----------     -------------       --------------
Balance at December 31, 1997                    131,707       (3,422,297)        2,873,499           (3,290,590)

Issuance of common stock to repay
  convertible loan                                                                 225,000
Conversion of preferred to common stock                                                 --
Issuance of common stock as a result of
  price reset on private placement units                                                --
Net loss                                                      (3,421,229)       (3,421,229)          (3,421,229)
Translation gain                               (280,317)                          (280,317)            (280,317)
                                            -----------      -----------     -------------       --------------
Balance at December 31, 1998                   (148,610)      (6,843,526)         (603,047)          (6,992,136)
                                            ===========

                    VIRTUAL TELECOM, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                       As of December 31, 1998 and 1997

1.  Description of the Company and its subsidiaries

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

    Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Virtual Telecom SA, a Swiss corporation, as well as FirstQuote Limited, an English corporation founded in December 1997.

    The Company is engaged in the business of developing and marketing a range of real-time market data and online dealing services over the Internet and providing related supporting network connectivity services. Its principal markets are currently Switzerland, Germany and France. During 1996 and early 1997, the Company acquired and implemented the necessary infrastructure, comprising data feed handlers, data servers and telecommunication networks. The Company commenced pilot commercial operations during the latter part of 1997. The Company commenced active marketing of its services during the second quarter of 1998 and has concentrated on growing its client base as well as offering additional service content (in the form of additional exchange data, news as well as online dealing capabilities) during the second half of 1998.

2.  Summary of significant accounting policies

    a)  Principle of consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    b)  Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    c)  Revenue recognition

        The Company's subsidiary develops, installs, and maintains systems that allow its clients to access the financial information and market data services that it provides over an Internet connection as well as to access the Internet at large. The Company therefore derives both single installation and recurring revenues.

        Installation revenues and related costs are recognized upon completion of installation. Where installation revenues exceed installation costs, then installation revenues are recognized over the service period and not at installation.

        Recurring revenues for financial data services and network services are normally invoiced in advance. The resulting amount of unearned income not attributable to the period of invoicing is reflected under current liabilities as deferred revenue, and recognized in the profit and loss account according to the month of applicability of the underlying services.

    d)  Foreign currency translation

        The Company accounts for foreign currency transactions in accordance with Statement of Financial Accounting Standard (SFAS) No. 52, "Foreign Currency Translation" which provides for the translation of assets and liabilities at the end of period current rate and of operations and cash flows at the rates existing at the date of the transaction, or appropriate average. Foreign currency transactions are translated into the functional currency at the rate existing at the date of the transaction and outstanding balances are revalued at the year-end rate with the resulting exchange gain or loss being included in the statement of operations.

        The functional currency of the Company's main operating subsidiary Virtual Telecom SA, is the Swiss Franc (CHF). The functional currency of Virtual Telecom, Inc. and FirstQuote Limited is US dollars.

        The resulting gain or loss on translation into the reporting currency is included as a separate component of equity under "cumulative translation adjustment".

    e)  Cash and cash equivalents

        The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

    f)  Property and equipment

        Property and equipment is stated at cost and depreciated using the straight-line method over their estimated useful lives, ranging from 3 to 5 years. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the statement of operations. Maintenance and minor replacements are charged to operations as incurred.

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

    h)  Stock-based Compensation

        Statement of financial accounting standards No. 123, "Accounting for stock-based compensation" ("SFAS No. 123") was effective for fiscal years beginning after December 15, 1996. This statement provides for a fair value based method of accounting for grants of equity instruments to employees or suppliers in return for goods or services. With respect to stock-based compensation to employees, SFAS No. 123 permits the continued application of the provisions prescribed by APB Opinion No. 25. However, pro forma disclosures of net income and earnings per share must be presented as if the fair value based method had been applied in measuring compensation cost.

        The Company has elected to continue with the accounting method prescribed by APB Opinion No. 25 and presented the required pro forma disclosures of SFAS 123 in Note 11.d).

    i)  Fair value of financial instruments

        The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items.

    j)  Segment Reporting

        Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (Issue Date 6/97) requires the reconciliation of total segment information presented to the corresponding amounts in the consolidated financial statements, and establishes standards for related disclosure about products and services, geographic areas and major customers. The Company adopted SFAS 131 in 1998 and manages its activities as one segment under the guidelines of the standards.

    k)  Advertising expenditure

        Advertising is expensed as incurred.

    l)  Net loss per common share

        Net loss per common share is based on the net loss divided by the weighted average number of common shares outstanding.

        Convertible preferred stock and outstanding warrants have not been included, as their effect would be antidilutive.

    m)  Comprehensive Income

        Statement No. 130, Reporting Comprehensive Income (Issue Date 6/97) requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. SFAS No. 130 was effective for periods beginning July 1, 1998 and the Company has disclosed Comprehensive Income / (Loss), which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Changes in Shareholders' Equity.

    n)  Recent Accounting Pronouncements

        Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Issue Date 6/98) establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement No. 133 is effective for fiscal years beginning after June 15, 1999and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting Statement No. 133.

        Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of the SOP have been met, directly attributable development costs should be capitalized. It also provides guidance on the treatment of upgrade and maintenance expenditures. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Costs incurred prior to initial application of this SOP, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The Company has not determined the impact that this SOP will have on its consolidated financial statements.

        Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (Issued 4/98), requires that costs for start-up activities and organization costs should be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 and initial adoption is required to be reflected as a cumulative effect of accounting change. The Company has not determined the impact that this SOP will have on its consolidated financial statements.

    o)  Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

3.  Trade Receivables

                                                         December 31,
                                                   ----------------------
                                                      1998         1997
                                                   ---------     --------
    Trade accounts receivable                      $ 205,764     $ 75,622
    Less: Allowance for doubtful                     (14,535)      (9,691)
                                                   ---------     --------
    Trade accounts receivable, net                 $ 191,229     $ 65,931
                                                   =========     ========

    Deferred income of $170,808 and $33,756 is included in trade accounts receivable as of December 31, 1998 and 1997 respectively.

4.  Subscriptions receivable from shareholders

    The subscriptions receivable from shareholders of $2,000,000 as at December 31, 1997 arose on the issue of $3,000,000 of series "B" Preferred Stock in December 1997 and was paid in March 1998. (See Note 11).

5.  Property and Equipment

    Property and equipment consists of the following:

                                                         December 31,
                                                  ------------------------
                                                     1998          1997
                                                  ----------    ----------
     Software                                     $   23,761    $    3,960
     Computer equipment                              773,837       401,924
     Computer equipment under capital lease           48,393        45,766
     Furniture and fixtures                          112,387        86,295
     Vehicles under capital lease                     61,065        34,381
     Network equipment under capital lease           878,085       830,409
                                                  ----------    ----------
                                                   1,897,528     1,402,735
     Less: Accumulated Depreciation                 (766,965)     (215,962)
                                                  ----------    ----------
                                                  $1,130,563    $1,186,773
                                                  ----------    ----------

    Depreciation amounted to $520,421 and $184,794, including $301,828 and $84,833 in depreciation of assets under capital leases, for the years ended December 31, 1998 and 1997 respectively.

    Capitalized interest expense incurred during the installation of the network amounted to $6,656 for the year ended December 31, 1997. The network equipment was used in operations with effect from October 1, 1997.

    It is the Company's policy to depreciate its computer and network equipment over their estimated useful lives based on current conditions. Given the rapid technological change affecting such equipment, it is at least reasonably possible that the Company's estimates may change in the near term.

6.  Capital lease obligations

    The Company's Swiss subsidiary is obligated under capital leases (network, computer and cars) and operating leases (offices) expiring at various dates through September 2002.

    Minimum lease payments for leases that have initial or remaining non-cancelable terms in excess of one year are:

                                         Operating Leases    Captial Leases
                                         ----------------    --------------
    Future minimum lease payments
            1999                                $ 151,114         $ 159,695
            2000                                       --           159,695
            2001                                       --            12,406
            2002                                       --             4,892
                                                ---------         ---------
    Minimum lease payments                      $ 151,114         $ 336,688
                                                ---------
    Less: Amount representing interest                               23,586
                                                                  ---------
                                                                    313,102
                                                                  ---------
    Less: Current maturities                                        146,481
                                                                  ---------
    Long term capital lease obligations                           $ 166,621
                                                                  =========

7.  Advances and convertible loans from stockholders and related parties

    Advances and loans from stockholders and related parties consist of the following:

                                         December 31, 1998    December 31, 1997
                                         -----------------    -----------------
    Bridge loan from related party       $               -    $         315,672
    Advances from stockholder                    1,000,000                    -
                                         -----------------    -----------------
                                         $       1,000,000    $         315,672
                                         =================    =================

    As at December 31, 1997, the Company owed $250,000 plus accrued interest in respect of the balance of two convertible loans received during 1996. In April 1998, the Company converted $225,000 of the principal to 145,161 shares of Common Stock, and repaid $25,000 of principal and $71,089 of accrued interest in cash.

    As at December 31, 1998 the Company owed $1,000,000 in respect of a loan convertible into preferred stock of the Company upon the conclusion of additional equity financing, or redeemable, at the option of the lender. In January 1999, the loan was converted into 540,541 shares of Series C Preferred Stock (see Note 11.b)

8.  Related party transactions

    a)  Software Solution provider

        In January 1997 the Company entered into a 3-year software distributor agreement with a financial software solution provider as disclosed in
        Note 9.c)

    b)  Employment agreements

        Commencing May 1, 1996, the Company entered into five-year term employment agreements with two stockholders. Both agreements provide for compensation of at least approximately $5,600 per month plus monthly car allowances of approximately $420 per month. The agreements can be extended up to three additional three-year terms and are subject to yearly consumer price index increases. Total compensation paid under these agreements amounted to $144,480 during both 1998 and 1997.

    c)  Administrative assistance

        In May 1996, the Company entered into an agreement with a related party for the provision of certain administrative services to the U.S. holding corporation. Amounts paid under this agreement amounted to $24,000 and $48,000 during 1998 and 1997 respectively.

        In addition to this fee, the related party received a total of 8,000 shares of Common Stock during 1997.

    d)  Office lease

        The Company entered into a month to month sublease agreement with a company affiliated with a stockholder, whereby the Company recovers certain costs for the use of its premises, utilities and computer systems usage. Amounts charged to the affiliate amounted to approximately $9,000 per annum during both 1998 and 1997.

9.  Major agreements

    a)  Network equipment service agreement

        In September 1996, the Company entered into an equipment purchase and network maintenance service agreement with a major computer equipment manufacturer, whereby the Company committed to outsource the maintenance and operation of the network for a total of approximately $635,000 from 1997 through 2000. Decreasing cancellation fees apply if the Company terminates the agreement before the end of the four-year term of the agreement, ranging from approximately $480,000 to $100,000.

        During December 1998, the Company concluded negotiations to take over certain operations and maintenance elements envisaged within the agreement for a reduction in the amount of ongoing payments.

        There are other major suppliers of similar equipment and services. A change in supplier, however, could cause disruption in service and a possible loss of revenues which would adversely affect future operating results.

    b)  License to use and disseminate stock market information

        In August 1996, the Company entered into a 30-month license agreement to use and disseminate stock market information. After the initial term, the agreement is renewable in twelve-month increments, with a 90-day cancellation notice period. According to the default terms of the agreement, a twelve-month renewal period commenced in February 1999.

    c)  Financial software solution provider

        In January 1997 the Company entered into a 3-year software distributor agreement with a financial software solution provider based in the USA controlled by a director of the Company. Under the agreement, the Company is required to pay royalties based on the number of its clients using the software. After the initial term, the agreement is renewable on a 12 monthly basis. A 90-day cancellation period applies throughout the contract.

        In December 1998 the Company extended the scope of this agreement whereby the software provider agreed not to undertake any new licensing agreements for Switzerland, Germany, France, and the Benelux countries until December 31, 2001. Under the terms of the agreement, the Company was committed to paying a single amount of $500,000 ($250,000 of which was settled in February 1999 in cash and the remainder in March 1999 through the issuance of 135,000 common shares), and is further committed to minimum royalty payments of $50,000 per month from July 1, 1999, $100,000 per month from January 1, 2000 and $150,000 per month from July 1, 2000.

        While there are other providers of related financial software solutions on the market, the specialist nature of the software solutions provided under the agreement means that the Company places significant reliance on this supplier in terms of securing future revenues.

10. Income Taxes

    Deferred income tax assets and liabilities are provided for temporary differences between financial statement income and amounts currently taxable.

    Both the Company and its Swiss subsidiary have incurred losses for the years ended December 31, 1998 and 1997. For US tax reporting purposes the Company has a net operating loss carry forward of approximately

    $1,034,443 (1997: $656,260) to offset federal income taxes which expire at different dates through the year 2013. These net operating losses could be restricted due to a change in ownership. Its Swiss subsidiary has a net operating loss carry forward of $5,826,944 (1997: $2,676,718) to offset future income taxes in Switzerland which expires between the years 2002 and 2005.

    Temporary differences that give rise to deferred income tax assets and liabilities are:

                                                        December 31,
                                                 --------------------------
                                                     1998           1997
                                                 -----------    -----------

     Net operating loss carry forward            $ 1,760,666    $   967,030

     Less: Valuation allowance                    (1,760,666)      (967,030)
                                                 -----------    -----------
     Net deferred tax asset                      $        --    $        --
                                                 -----------    -----------

    A valuation allowance is used to reduce the deferred tax asset to a level which, more likely than not, will be realized. A valuation allowance for the full amount of deferred tax assets has been recorded since certain doubts exist regarding the use of the tax losses carried forward to offset future taxable income. It is at least reasonably possible that the Company's estimate of the valuation allowance may change in the near term and result in a partial or total reversal of the allowance during 1999.

11. Stockholders' equity

    a)  Common Stock

        The Company is authorized to issue 20,000,000 shares of Common Stock, $.001 par value ("Common Stock"). As of December 31, 1998, 5,781,309 shares were issued and outstanding and held by approximately 328 stockholders of record.

        As of December 31, 1998, there are no outstanding options, warrants or other securities, which upon exercise or conversion entitle their holder to acquire shares of Common Stock, other than the Unit Warrants, Series A and B Preferred Stock and options issued under the Stock Option Plan, described below.

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

        During January to March 1997, the Company issued 534,063 shares of Common Stock in a private placement offering for total consideration of $873,000.

        In February 1997, the Company issued 10,000 shares of Common Stock to a Director and a further 20,000 shares to an individual in consideration for consulting services rendered on behalf of the Company.

        In May 1997, the Company issued 50,000 shares of Common Stock to settle a liability of $12,500 resulting from consultancy services provided to the Company.

        In June 1997, the Company conducted a further private placement of 204,000 units, each consisting of two shares of Common Stock plus one Common Stock warrant, at a price of $5.00 per unit. In February 1998, the Company reduced the price per Unit to $4.00 and consequently issued an additional 102,000 shares of Common Stock to the Unit purchasers. The 204,000 warrants provide the holders with the right to acquire 204,000 shares of the Company's Common Stock at a price of $3.50 per share up to December 31, 2000 (refer below).

        In December 1997, the Company issued 133,333 shares in repayment of a bridge loan to stockholders and other related parties amounting to $200,000.

        During 1997, the Company issued a further 8,000 shares of its Common Stock for various administrative services (see Note 8.c).

        In April 1998, the Company issued 145,161 shares of its common stock in conversion of $225,000 of loan principal at a price of $1.55 per share (see Note 7).

        Subsequent to December 31, 1998, the Company issued 135,000 shares in settlement of half of the amount due to the financial software solution provider as reflected in Note 9.c).

    b)  Preferred Stock

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

        The Board of Directors of the Company designated an initial series of Preferred Stock as "Series A Preferred Stock" consisting of 750,000 authorized shares with a par value of $0.001 and a liquidation preference of $3.50. In November 1997 the conversion price of the Series A Preferred Stock was reset to $1.75 per share, which allows converting one Series A Preferred Stock into two shares of Common Stock. The Series A Preferred Stock does not carry dividend rights or any other rights senior to the Common Stock and has equal voting rights with the Common Stock. The Series A Preferred Stock is redeemable by the Company, at a price equal to the liquidation preference plus any unpaid dividends, at the earlier of one year from the date of initial issuance or upon the closing of a public offering of the Company's Common Stock where immediately following such offering the Common Stock is listed on the New York Stock Exchange or the NASDAQ Stock Market. No shares of Series A Preferred Stock shall be redeemed without the consent of the majority of outstanding shares of Series B Preferred Stock.

        During 1996, the Company issued 283,781 units of its securities ("Units"), each Unit consisting of one share of Series A Preferred stock and one Common Stock purchase warrant ("Unit Warrant") for a total consideration of $875,520, net of $117,713 in issuance costs. In connection therewith, the Company also issued 200,000 shares of its common stock to related parties as commissions for the issuance of the Units. The shares were valued at $.25 a share, the opening trading price of the Company's stock in November 1996, resulting in a $50,000 deduction from the Preferred Stock proceeds.

        As at December 31, 1998, 215,281 shares of Series A Preferred Stock have been converted into 430,562 Common Shares, and 68,500 shares of Series A Preferred Stock remained outstanding. In March 1999, a further 50,000 shares of Series A Preferred Stock were converted.

        In December 1997, the Board of Directors of the Company designated a second series of preferred shares as "Series B Preferred Stock" consisting of 1,923,716 authorized shares with a par value of $0.001. On December 30, 1997, the Company sold 1,923,716 shares of its Series B Preferred Stock to three affiliated Alta-Berkeley venture capital funds (collectively referred to as "Alta-Berkeley") for $3,000,000 of which $1,000,000 was received in December 1997 and $2,000,000 in March 1998.

        Subsequent to December 31, 1998, the Board of Directors of the Company designated a third series of preferred shares as "Series C Preferred Stock" consisting of 3,783,784 authorized shares with a par value of $0.001. On January 25, 1999, the Company sold 3,783,784 shares of its Series C Preferred Stock to five parties, including Alta-Berkeley, two other venture capital funds, a bank and a private investor, for a total consideration of $7,000,000.

        Concurrent with the issuance of the Series B Preferred Stock, the Company and Alta-Berkeley entered into an Investors' Rights Agreement, which has been amended to include the holders of the Series C Preferred Stock. Pursuant to the terms of this agreement, the Company increased the authorized number of its directors to nine. Holders of the shares of both the Series B Preferred Stock as a class, and the Series C Preferred Stock as a class, are each entitled to elect two members of the Company's Board (four in total). In addition, the Company has granted the holders of the Series B Preferred Stock and the Series C Preferred Stock (the "Holders") the right of first refusal to purchase a pro rata share of any new equity securities which the Company may issue. The right of first refusal expires on January 24, 2006. The Investors' Rights Agreement also grants the Holders registration rights in certain circumstances as well as certain approval and disclosure rights over certain management and strategic matters.

        The shares of both the Series B Preferred Stock and the Series C Preferred Stock have a liquidation preference of the greater of (i) $3.50 per share if the event of liquidation, dissolution or winding up occurs on or before December 31, 2000 and thereafter of $5.20 per share and (ii) $1.85 plus a pro-rata share of any excess liquidation proceeds accruing to the common shareholders. The shares are all convertible at any time into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, and have full voting rights.

    c)  Warrant Issues

        During 1996, the Company issued 283,781 units ("Units") of its securities, each Unit consisting of one Series A Preferred Share and one Common Stock purchase warrant ("Unit Warrant").

        During 1997, the Company issued a further 204,000 units ("Units") of its securities, each Unit consisting of two Common Shares and one Unit Warrant.

        Each Unit Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $3.50 per share until December 31, 2000, at which time the unexercised Unit Warrants shall expire by their own terms. The Unit Warrants are subject to anti-dilution provisions.

    d)  Stock Option Plan

        During 1997, the Company adopted a Stock Option Plan (the "Plan"). As at December 31, 1998 a total of 750,000 common shares may be issued under the Plan and have been reserved by the Directors for that purpose. Pursuant to the issuance of the Series C Preferred Stock an additional 400,000 shares were reserved for the Plan. The Board of Directors determines the terms and exercise prices of all options to be granted.

        Officers and directors of the Company, as well as consultants, independent contractors or other service providers are eligible for "Non-qualified Options". Only employees of the Company or its subsidiaries (including officers and directors) are eligible to receive grants of "Incentive Stock

        Options". No option may be granted under the Plan after March 19, 2008, but options granted before that date may be exercisable after that date. Options granted under the Plan are subject to a minimum vesting period of one year.

        Pro forma information concerning the Company's net loss and earnings per share had compensation cost on all options granted been determined consistent with SFAS No. 123, is as follows:

                                                          Year Ended December 31,
                                                         --------------------------
                                                             1998           1997
                                                         -----------    -----------
        Net loss, as reported                            $ 3,421,229    $ 2,359,209
        Net loss, pro forma                                3,470,629      2,510,409

        Basic and diluted loss per share, as reported    $      0.59    $      0.53
        Basic and diluted loss per share, pro forma             0.60           0.56

        The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

        The following additional information has been used in determining the above disclosures regarding the Plan:

                                                          Year Ended December 31,
                                                         --------------------------
                                                             1998           1997
                                                         -----------    -----------
        Weighted-average assumptive information used:
            Risk-free rate                                      5.00%          5.75%
            Expected life (days)                               1,113          1,186
            Expected volatility                                   57%            69%
            Expected dividends                           $        --    $        --

        Weighted-average grant-date fair value of
         options                                         $      0.13    $      0.63

        Options granted during the year:
            Directors and employees                          380,000        240,000
            Consultants                                           --         70,000
        Fair value of options granted during the year:
            Directors and employees                      $    49,400    $   151,200
            Consultants                                  $        --    $    44,400

        A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997 is presented below:

                                                                                 Year ended December 31,
                                                            ----------------------------------------------------------------
                                                                       1998                               1997
                                                            -----------------------------      -----------------------------
                                                                             Weighted-                          Weighted-
                                                            Number of         Average          Number of         Average
                                                             Options       Exercise Price       Options       Exercise Price
                                                            ---------      --------------      ---------      --------------
        Outstanding at the beginning of the year              310,000      $         3.33             --                  --
        Add:   Granted during the year                        380,000                2.00        310,000      $         3.33
        Less:  Exercised during the year                           --                  --             --                  --
               Forfeited during the year                       35,000                2.00             --                  --
               Expired during the year                             --                  --             --                  --
                                                            ---------      --------------      ---------      --------------
        Options outstanding at the end of the year            655,000      $         2.00        310,000      $         3.33
        Weighted-average remaining contractual life               910 days                           954 days
        Options exercisable at the end of the year            200,000      $         2.00        190,000      $         3.50

        In March 1998, the strike price applicable to all of the options existing at that time was reset to $2.00. Since the revised fair value of the options based on the reset strike price was lower than the amount originally recorded as compensation cost, no adjustment was made as a result of the reset.

12. Retirement plans

    All of the Company's Swiss-based employees, including its executive officers, are required to participate in the pension or retirement plans required by law in Switzerland, which are similar to defined contribution plans.

    The Assurance Vieillesse et Survivants ("AVS") is a state-administered plan, under which the Company and the employee each contribute an amount of 5.05% of salary to the AVS fund. The Prevoyance Professionnelle plan ("LPP") is administered by an independent insurance company whereby amounts of between 5% and 15% of each employee's compensation are contributed to the LPP fund. The Company and employees each contribute 50% of this cost. In addition to the legally required plans, the Company undertakes supplemental LPP programs for its management.

    The Company has no pension or retirement liability other than its obligation to make employer and employee contributions to the AVS and LPP funds. Amounts charged to income in respect of the AVS and LPP plans (including supplemental programs) for executive officers and other employees was approximately $176,561 and $59,586 for the years ended December 31, 1998 and 1997 respectively.

    The Company does not maintain any plans for other post-employment or post-retirement employee benefits.

13. Subsequent events

    Subsequent to December 31, 1998, the Board of Directors of the Company designated a third series of preferred shares as "Series C Preferred Stock" and on January 25, 1999, the Company sold 3,783,784 shares of its Series C Preferred Stock for a total consideration of $7,000,000, as disclosed in
    Note 11.b).

14. Supplementary disclosure to cash flow statement

                                                             December 31, 1998      December 31, 1997
                                                             -----------------      -----------------
    Cash paid during the year for:
        Interest                                             $           5,417      $           1,268
        Income taxes                                                         -                      -
    Non-cash investing and financing transactions:
        Capitalization of interest                                           -                  6,656
        Capital leases relating to finance equipment                   197,545                532,500
        Common stock issued in consideration for
        consultancy fees                                                     -                 20,000
        Common stock issued to repay a bridging loan                   225,000                200,000
        Common stock issued in consideration for
        administrative fees                                                  -                  8,000

PART III.

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act.

Directors And Executive Officers
--------------------------------

     Sets forth below are the directors and officers of the Company.

     Name                   Age          Position
     ----                   ---          --------
     Neil Gibbons            50          Chairman of the Board, Chief Executive Officer and President
     Daniel Huber            31          Vice President, Chief Operating Officer, Secretary and Director
     Mark Benn               35          Chief Financial Officer
     William Cordeiro        53          Director
     Stuart Townsend         52          Director
     Bryan Wood              53          Director
     Frank Verschoor         38          Director
     Paul Goossens           43          Director

    Mr. Gibbons co-founded Virtual Telecom SA in 1994 and has served as Chief Executive Officer, President and director of the Company since its inception in July 1996. From 1991 to 1994, Mr. Gibbons was engaged as an independent investment manager and marketing consultant in the financial services. Mr. Gibbons holds an MBA (Cum Laude) from IMO, Lausanne, Switzerland.

    Mr. Huber co-founded Virtual Telecom SA in 1994 and has served as Vice President, Chief Operating Officer, Secretary and director of the Company since its inception in July 1996. Since 1992, Mr. Huber has also served as Chief Executive Officer of Profilinvest SA, an investment management firm founded by Mr. Huber. Mr. Huber holds a degree in portfolio management and financial analysis.

    Mr. Benn has served as Chief Financial Officer of the Company since April 1998. From January 1994 to March 1998 he was finance manager for Radcliffes Trustee Company S.A., an international financial services company. Mr. Benn holds a B.Com (Hons) in Information Systems and is a qualified Chartered Accountant.

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

    Mr. Wood has served as a director of the Company since December 1997. Mr. Wood is a founder of Alta-Berkeley Associates, a privately held venture capital group, which was formed in 1982. Mr. Wood holds an MBA from Harvard Business School and BSc in Industrial Engineering from Virginia Polytechnic Institute.

    Mr. Verschoor has served as a director of the Company since February 1999. Since February 1998, he has served as the Investment Director of the NeSBIC CTE Fund. From January 1997 to January 1998, he was managing partner of FMR International BV, a Dutch information technology consulting firm. From 1994 to December 1996, Mr. Verschoor held several positions in USoft UK Ltd., a development tools software company. Mr. Verschoor holds an MBA from Rotterdam School of Management/Erasmus University.

    Mr. Goossens has served as a director of the Company since February 1999. He is currently a Senior Investment Manager and was previously a portfolio manager with GIMV, having commenced there in September 1996. From September 1995 to August 1996 he completed a MBA at Nijenrode University in the Netherlands. Previously, since 1994, he worked in the field of high-tech services to the oil industry. Mr. Goossens also holds a degree in Electromechanical engineering from Leuven University in Belgium.

    Those required to make filings under Section 16(a) have done so on a timely basis.

Item 10.  Executive Compensation.

Cash Compensation of Executive Officers
---------------------------------------

    The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996:

                                       Annual Compensation                        Long Term Compensation
                        ---------------------------------------------       -------------------------------------
                                                                                                 Common Shares          All Other
                                                                            Restricted Stock   Underlying Options     Compensation
Name & Position         Year             Salary         Bonus      Other         Awards         Granted (Shares)         (\\1\\)
-----------------------------------------------------------------------------------------------------------------     ------------
Neil Gibbons, CEO          1998       CHF 120,000          --         --                  --               40,000        CHF 7,200
                           1997        CHF 96,000          --         --                  --               50,000        CHF 7,200
                           1996        CHF 62,000          --         --                  --                   --               --

Daniel Huber, COO          1998       CHF 120,000          --         --                  --               40,000        CHF 7,200
                           1997        CHF 96,000          --         --                  --               50,000        CHF 7,200
                           1996        CHF 64,000          --         --                  --                   --               --

Mark Benn, CFO (\\2\\)     1998        CHF 81,000          --         --                  --               95,000               --

(\\1\\) Represents an allowance of CHF 600 per month
(\\2\\) Commenced April 1998

    The following table sets forth the options granted by the Company to its executive officers for services rendered during the current fiscal year:


                                             Option/SAR Grants in Last Fiscal Year
                                                       Individual Grants
-------------------------------------------------------------------------------------------------------------------
                                                      % of Total Options
                            Number of Securities      /SARs Granted to
                             Underlying Options       Employees in Fiscal      Exercise or Base
Name                          /SARs Granted (#)               Year               Price ($/Share)    Expiration Date
--------------------        --------------------      -------------------      -----------------    ---------------
Neil Gibbons, CEO                 40,000                       11%                     2.00            12/31/2001
Daniel Huber, COO                 40,000                       11%                     2.00            12/31/2001
Mark Benn, CFO                    95,000                       25%                     2.00            12/31/2001

Compensation of Directors
-------------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 20, 1999 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.


    Name And Address                                 Number Of Shares    Percentage Owned
    ----------------                                 -----------------   -----------------
    Neil Gibbons (1)                                     1,446,770 (2)         23.8%
    Daniel Huber (1)                                     1,146,770 (2)         18.9%
    William Cordeiro (3)                                    10,000 (4)          (5)
    Stuart Townsend (6)                                    185,000 (7)          3.0%
    Bryan Wood (8)                                       2,464,257 (9)         29.1%
    Frank Verschoor (10)                                 1,351,351 (11)        18.3%
    Paul Goossens (12)                                   1,081,081 (13)        15.2%
    Alta-Berkeley (8)                                    2,464,257 (9)         29.1%
    NeSBIC CTE Fund (10)                                 1,351,351 (11)        18.3%
    GIMV (12)                                            1,081,081 (13)        15.2%
    Directors and executive officers as a group          7,685,229             69.5%

--------------------------------------------------------------------------------
(1)  Address is 12, Av. des Morgines, 1213 Petit-Lancy 1, Geneva, Switzerland.
(2) Includes 50,000 shares of Common Stock underlying presently exercisable options.
(3)  Address is 23852 Pacific Coast Highway, Suite 283, Malibu, California
     90265.
(4) Represents shares held by Bartik, Cordeiro Associates, Inc., of which Mr. Cordeiro is a shareholder.
(5)  Less than one percent.
(6) Address is Townsend Analytics, 100 South Wacker Drive, Suite 1500, Chicago, Illinois.
(7) Includes 50,000 shares of Common Stock underlying immediately exercisable options, and 135,000 shares of Common Stock held by Townsend Analytics, Ltd. of which Mr. Townsend is President and owner.
(8)  Address is Alta-Berkeley Associates, 9 Saville Row, London, England W1X
     IAF.
(9) Represents shares of Common Stock issuable upon conversion of Series B and C Preferred Stock held by Alta-Berkeley V, C.V. and two affiliated funds. Mr. Bryan Wood is a partner of Alta-Berkeley Associates which serves as manager of the three funds.
(10) Address is NeSBIC CTE Fund, Savannahweg 17, 3542 AW, RM Utrecht,
     Netherlands
(11) Represents shares of Common Stock issuable upon conversion of Series C Preferred Stock held by the NeSBIC CTE Fund. Mr. Frank Verschoor is the investment director of the NeSBIC CTE Fund.
(12) Address is GIMV, Karel Oomsstraat 37, B-2018 Antwerp, Belgium
(13) Represents shares of Common Stock issuable upon conversion of Series C Preferred Stock held by the GIMV. Mr. Paul Goossens is an investment manager of the GIMV.

Item 12.  Certain Relationships And Related Transactions.

    Profilinvest: The Company's Chief Operating Officer, Daniel Huber, is also Chief Executive Officer of Profilinvest SA, an investment management firm in Geneva, Switzerland. At the present time and for the foreseeable future, Mr. Huber intends to devote substantially all of his business time to the Company. However, Mr. Huber's association with Profilinvest SA presents a potential conflict between his provision of his services to the Company and to Profilinvest.

    Townsend Analytics, Ltd.: Mr. Stuart Townsend, a director of the Company, is the founder and president of Townsend Analytics, Ltd., the provider of the financial software used extensively by the Company. In December 1998 the Company extended the scope its agreement with Townsend Analytics, Ltd. whereby the latter agreed not to undertake any new licensing agreements for Switzerland, Germany, France, and the Benelux countries until December

31, 2001. Pursuant to this, the Company was committed to paying a single amount of $500,000 ($250,000 of which was settled in February 1999 in cash and the remainder in March 1999 through the issuance of 135,000 common shares), and is further committed to minimum royalty payments of $50,000 per month from July 1, 1999, $100,000 per month from January 1, 2000 and $150,000 per month from July 1, 2000.

    Alta-Berkeley Associates: As At December 31, 1998 the Company owed $1,000,000 to Alta-Berkeley Associates, holders of the Series B Preferred Stock. This amount was converted into Series C Preferred Stock in January 1999.

Item 13.  Exhibits And Reports On Form 8-K.


(a)  Index To Exhibits
---  -----------------
     3.1 (1)    Certificate of Incorporation of the Company

     3.2 (1)    Bylaws of the Company

     4.1 (1)    Specimen of Common Stock Certificate

     4.2        Amended Certificate of Designations of the Company

     10.1 (1)   Loan Agreement dated May 15, 1996 between Virtual Telecom SA and New Capital Investment Fund

     10.2 (1)   Partnership Outsourcing Agreement dated September 9, 1996 between Virtual Telecom SA and Digital Equipment
                Corporation

     10.3 (1)   Employment Agreement dated May 31, 1996 between Virtual Telecom SA and Neil Gibbons

     10.4 (1)   Employment Agreement dated May 31, 1996 between Virtual Telecom SA and Daniel Huber

     10.5 (1)   Computer Software License Agreement dated January 16, 1997 between Virtual Telecom SA and Townsend Analytics, Ltd.

     10.6 (1)   Information and Distribution License Agreement dated August 23, 1996 between Virtual Telecom SA and McGraw-Hill
                International (UK) Ltd.

     10.7 (1)   Agreement for Global Telecommunications Services dated October 1, 1996 between Virtual Telecom SA and BT Limited
                London (British Telecom)

     10.8 (1)   Unidata Frame Relay & Unimaster Services dated October 22, 1996 between Virtual Telecom SA and Swiss Telecom ITT

     10.9 (1)   News Distributor Agreement dated January 7, 1997 between Virtual Telecom SA and AFX News Limited

    10.10 (1)   1997 Stock Option Plan of the Company

    10.11 (3)   Series B Preferred Stock Purchase Agreement dated December 18, 1997

    10.12 (3)   Investor Rights Agreement dated December 18, 1997

    10.13 (3)   Software License Agreement between the Company and IQ Net

    10.14       Series C Preferred Stock Purchase Agreement dated January 25, 1999

    10.15       Amended and Restated Investor Rights Agreement dated January 25, 1999

    16.1 (2)    Letter from Raimondo, Pettit & Glassman regarding Change of Independent Public Accountant



    21.1        The Company has two subsidiaries, Virtual Telecom SA, a Swiss corporation and FirstQuote Limited, an English corporation

    27.1        Financial Data Schedule

-----------------------
(1) Previously filed as part of registration statement on Form 10-SB (SEC File No. 0-22351) filed with the Securities and Exchange Commission on April 7, 1997.
(2) Previously filed as part of Current Report on Form 8-K/A (SEC File No. 0-22351) filed with the Securities and Exchange Commission on December 23, 1997.
(3) Previously filed as part of annual report on Form 10-KSB (SEC File No. 0-22351) filed with the Securities and Exchange Commission on March 31, 1998.

(b)  Reports On Form 8-K
     -------------------

     None.

                                   Signatures

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VIRTUAL TELECOM, INC.

Date:  March 30, 1999           By: /s/ Neil Gibbons
                                    ----------------
                                Neil Gibbons, Chief Executive Officer

    In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                   TITLE                 DATE
      ---------                   -----                 ----

/s/ Neil Gibbons          Chief Executive Officer   March 30, 1999
-----------------------
Neil Gibbons


/s/ Daniel Huber          Chief Operating Officer   March 30, 1999
-----------------------
Daniel Huber


/s/ Mark Benn             Chief Financial Officer   March 30, 1999
-----------------------
Mark Benn


                          Director
-----------------------
William Cordeiro


/s/ Stuart Townsend       Director                  March 30, 1999
-----------------------
Stuart Townsend


/s/ Bryan Wood            Director                  March 30, 1999
-----------------------
Bryan Wood


                          Director
-----------------------
Frank Verschoor


/s/ Paul Goossens         Director                  March 30, 1999
-----------------------
Paul Goossens