Form 10KSB/A
period 1998-12-31
VIRTUAL TELECOM INC
filed 1999-04-02
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A

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

    The Company has incurred operating losses and negative cash flows since inception. As of December 31, 1998 the Company had a working capital deficit of $1,595,476 including an amount of $1,000,000 due to a related party, which was converted to Series C Preferred Stock in January 1999. In January 1999, the Company sold 3,783,784 shares of Series C Preferred Stock for a total consideration of $7,000,000, including the conversion of $1,000,000 due to the related party. The plan of operations for 1999 and thereafter will require increases in expenditures above those incurred to date. The ability of the Company to continue operations as planned will be dependent on the ability of the Company to generate increased revenues, produce positive margins through the control of expenditures and/or raise additional finance.

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

     4.2 (4)    Amended Certificate of Designations of the Company

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

    10.10 (1)   1997 Stock Option Plan of the Company

    10.11 (3)   Series B Preferred Stock Purchase Agreement dated December 18, 1997

    10.12 (3)   Investor Rights Agreement dated December 18, 1997

    10.13 (3)   Software License Agreement between the Company and IQ Net

    10.14 (4)   Series C Preferred Stock Purchase Agreement dated January 25, 1999

    10.15 (4)   Amended and Restated Investor Rights Agreement dated January 25, 1999

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

(4) Previously filed as part of annual report on Form 10-KSB (SEC File No. 0-22351) filed with the Securities and Exchange Commission on March 31, 1998.

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