Form 10QSB
period 1999-03-31
VIRTUAL TELECOM INC
filed 1999-05-17
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                         Commission File Number 0-22351

                                FirstQuote Inc.
                                ---------------
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

                                +41-22-879-0879
                                ---------------
                          (Issuer's telephone number)



                       (previously Virtual Telecom, Inc.)
                       ----------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

As of May 10, 1999 the Registrant had 6,018,309 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  [_]  No  [X]

Part I - Financial Information

Item 1.  Financial Statements

                                FIRSTQUOTE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,      December 31,
                                                     1999             1998
                                                  ----------      ------------
                                                  (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $4,955,635      $  229,450
  Trade accounts receivable, net                     220,558         191,229
  Prepaid expenses and other receivables              99,659          62,108
                                                  ----------      ----------
    Total current assets                           5,275,852         482,787
                                                  ----------      ----------
NON-CURRENT ASSETS
  Property and equipment, net                      1,003,570       1,130,563
  Other assets                                       437,500          28,487
                                                  ----------      ----------
    Total non-current assets                       1,441,070       1,159,050
                                                  ----------      ----------

                                                  ----------      ----------
    Total Assets                                  $6,716,922      $1,641,837
                                                  ==========      ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                          $   680,286    $   658,700
  Accrued liabilities                                                 150,407        102,274
  Current portion of capital lease obligations                        148,522        146,481
  Advances/convertible loans from stockholders/related parties                     1,000,000
  Deferred income                                                     158,049        170,808
                                                                  -----------    -----------
    Total current liabilities                                       1,137,264      2,078,263
                                                                  -----------    -----------
LONG TERM CAPITAL LEASE OBLIGATIONS
  Capital lease obligation, net of current portion                    130,696        166,621
                                                                  -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value,
    10,000,000 shares authorized;
      Class A: 18,500 and 68,500 shares issued and outstanding             19             69
      Class B: 1,923,716 shares issued and outstanding                  1,924          1,924
      Class C: 3,783,784 shares issued and outstanding                  3,784
  Common Stock, $0.001 par value,                                       6,018          5,781
    20,000,000 shares authorized; 6,018,309 and 5,781,309 shares issued and outstanding
  Additional paid-in capital                                       13,564,345      6,381,315
  Cumulative translation adjustment                                   291,719       (148,610)
  Accumulated deficit                                              (8,418,847)    (6,843,526
                                                                  -----------    -----------
    Total stockholders' equity/(deficit)                            5,448,962       (603,047)
                                                                  -----------    -----------
                                                                  -----------    -----------
    Total Liabilities and Shareholders' Equity                    $ 6,716,922    $ 1,641,837
                                                                  ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                For the Three Months Ended
                                                                       March 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    ----------
                                                                (Unaudited)     (Audited)
INCOME                                                          $   260,404    $   95,533
EXPENSES
  Selling & Market Development Expenses                             362,212       285,267
  General & Administrative Expenses                                 999,908       573,248
                                                                -----------    ----------
                                                                  1,362,120       858,516
                                                                -----------    ----------
OPERATING RESULT                                                 (1,101,716)     (762,983)

OTHER INCOME AND EXPENSES
  Interest Expense                                                   24,425          (676)
  Foreign Exchange Loss, net                                       (498,030)     (169,074)
                                                                -----------    ----------
                                                                  (473,6055)     (169,751)
                                                                -----------    ----------
NET LOSS                                                         (1,575,321)     (932,734)
                                                                ===========    ==========
Basic and diluted weighted average number of common shares        5,899,809     5,527,291
                                                                ===========    ==========
Basic and diluted net loss per common share                     $     (0.27)   $    (0.17)
                                                                ===========    ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                    1999           1998
                                                                                 (Unaudited)     (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $(1,575,321)   $ (932,734)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Exchange loss                                                                    498,030       169,074
    Depreciation and amortization                                                    143,371       117,651
    Provision for doubtful debtors                                                    21,022         2,302
    Interest accrued on loans payable                                                      -         5,417
    Stock and stock options issued as compensation cost                               31,250             -
Increase / decrease resulting from changes in:
    Trade accounts receivable                                                        (50,351)      (10,276)
    Prepaid expenses and other receivables                                           (37,551)       (6,802)
    Trade accounts payable                                                            21,588      (105,397)
    Accrued liabilities and provisions                                                48,133       (52,784)
    Deferred income                                                                  (12,759)       10,990
                                                                                 -----------    ----------
    Net cash used-in operating activities                                           (912,587)     (802,559)

CASH USED IN INVESTING ACTIVITIES:
  Purchase of equipment                                                              (16,378)      (52,630)
  Other non-current asset expenditures                                              (190,263)       (2,831)
                                                                                 -----------    ----------
    Net cash used-in investing activities                                           (206,642)      (55,461)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Issuance of stock                                                                7,007,000             -
  Commission on issuance of stock                                                    (70,000)            -
  Collection of stock subscriptions receivable                                             -     2,000,000
  Reimbursements of advances from stockholders and related parties                (1,000,000)      (96,089)
  Payment of capital lease obligations                                               (33,885)     (219,684)
                                                                                 -----------    ----------
    Net cash provided by financing activities                                      5,903,115     1,684,227

Effect of Exchange Rate Changes on Cash and cash equivalents                         (57,701)      (39,747)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          4,726,185       786,460

CASH AND CASH EQUIVALENTS AT BEGINNING                                               229,450       569,264
                                                                                 -----------    ----------
CASH AND CASH EQUIVALENTS AT END                                                 $ 4,955,635    $1,355,724
                                                                                 -----------    ----------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE LOANS FROM STOCKHOLDERS

As at December 31, 1998 the Company owed $1,000,000 in respect of a loan convertible into preferred stock of the Company upon the conclusion of additional equity financing, or redeemable, at the option of the lender. In January 1999, the loan was converted into 540,541 shares of Series C Preferred Stock (see Note 3.)

NOTE 3 - ISSUANCE OF COMMON AND PREFERRED STOCK

During the three months ended March 31, 1999, 50,000 shares of Series A Preferred stock were converted into 100,000 common shares.

During the three months ended March 31, 1999, the Company issued 2,000 shares of its common stock upon the exercise of 2,000 warrants previously issued with the Series A Preferred stock. The warrants are exercisable at $3.50.

During the three months ended March 31, 1999, the Company issued 135,000 shares in settlement of half of the amount due to a financial software solution provider.

In January 1999, the Company sold 3,783,784 shares of its Series C Preferred Stock for a total consideration of $7,000,000, including the conversion of the $1,000,000 loan from stockholder (see Note 2.)

Item 2.  Management's Discussion and Analysis or Plan of Operation

Background

The Company is engaged in the business of developing and providing various real-time market data and financial information services as well as online dealing capabilities via a range of client interfaces based on Internet technologies. Its services are marketed under the brand name "FirstQuote". Its services are available via its own wide-area Internet network by dial-up or dedicated access, as well as from any other Internet access point. The Company also provides related supporting network services to users of its financial information services

Unless the context otherwise requires, all references to the Company include its wholly owned subsidiary, Virtual Telecom SA, a Swiss corporation and FirstQuote Ltd. a UK company.

Regarding the Company's plan of operations for the 1999 fiscal year, it has targeted strategic alliances in key European financial centers from which to leverage its growth. It plans to market its financial market information, analytical tools and online order entry/matching systems both under its own product names and as co-branded implementations with institutional clients.

Currency Exchange Rates: Although the Company reports its results in US dollars, virtually all of its revenues and expenses are denominated in other currencies, primarily Swiss francs, Euros and Pounds sterling. Consequently, the Company's net results are directly affected by any changes in the exchange rate between the US dollar on the one hand, and the Swiss franc, Euros or Pounds sterling on the other. Transactions of the Company and its subsidiaries are recorded based on the functional currency of each particular company. The Company's main operating subsidiary maintains a Swiss franc functional currency and has a US dollar denominated current account with its parent company. This results in foreign exchange differences being recorded based on variations in the USD/CHF rate of exchange.

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

Results of Operations

Revenue of $260,404 was reported for the three months ended March 31, 1999 which amounts to an increase of 173% over that of $95,533 for the corresponding prior year quarter. Revenues in the first quarter of 1999 were 52% above those of the fourth quarter of 1998. Revenue is comprised of financial market data services and related network connectivity services, including web services. While market data services related revenues accounted for 41% of total revenue for the prior year, the relative importance of this source of revenue is increasing as the Company's FirstQuote user base expands. Financial market data services accounted for 56% of revenue for the first quarter of 1999.

Selling & Market Development expenses for the three months ended March 31, 1999 year were $362,212 or 27% above the amount of $285,267 for the corresponding prior year quarter.

General and administrative expenses were $999,908 for the three months ended March 31, 1999, an increase of 74% from $573,248 in the corresponding prior year quarter. Staff costs represent the major component of this expense and have increased 128% from $204,382 to $466,937. Operating expenses have increased 35% from $190,753 to $258,238, and depreciation charges have increased by 22% from $117,651 to $143,371.

The net loss for the three months ended March 31, 1999 was $1,575,321, which is 69% above the loss for the corresponding prior year quarter of $932,734.

The foreign exchange gains arise essentially from the revaluation of amounts due by Virtual Telecom SA to Virtual Telecom Inc., which have been denominated in US dollars.

Liquidity and Financial Condition

As of March 31, 1999, the Company had working capital of $4,138,586 and stockholders' equity of $5,448,961.

In January 1999 the Company secured equity financing through the sale of 3,783,784 shares of Series C Preferred Stock for $7,000,000, including the conversion of $1,000,000 due from a related party.

The Company has continued to generate negative cashflows since its cost base exceeds its revenues from operating activities. The net cash burn rate during the first quarter of 1999 was approximately $300,000 per month, which was lower than the fourth quarter of 1998 due to increases in revenue.

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

The Company utilizes computer software applications and operating systems in distributing its financial information service, operating its network infrastructure and various administrative and billing functions. In addition, the Company's financial information service is reliant upon the receipt of financial data from external vendors such as Standard & Poor's Comstock, and the processing of that information using software licensed to the Company by third parties such as Townsend Analytics. To the extent the Company's computer software applications, or those of its information vendors and software licensers, are unable to operate accurately after January 1, 2000, some degree of modification, or even possibly replacement of such applications, may be necessary.

In the event that the Company's systems or the systems of its third party information vendors and licensers are not materially Year 2000 compliant, the Company could experience a disruption in the provision of its financial information and network access services.

The Company has appointed a Year 2000 Committee to assess the scope of the Company's risks in this regard and adopt appropriate measures to bring its applications into compliance. To date the costs associated with this project have amounted to approximately $25,000, all of which are internal expenses.

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

In addition, and independent from Year 2000 issues but having the effect of reducing risks related thereto, the Company has diversified the equipment and data suppliers that it uses and has identified alternative suppliers where needed, should failures occur.

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

Safe Harbor

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein, and in the Company's 1998 Annual Report on Form 10-KSB, including, without limitation, the Company's recent commencement of commercial and marketing operations and the risks and uncertainties concerning the market acceptance of its services and products; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - Other Information

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         In January 1999, the Company issued 3,783,784 shares of Series C Preferred Stock to five parties for the total consideration of $7,000,000. The issuance took place pursuant to Section 4(2) of the Securities Act of 1933. In connection with the sale of 756,757 shares of Series C Preferred Stock to one of the parties, the Company paid a finders' fee to a nonaffiliated party consisting of $70,000 and a warrant to purchase 37,838 common shares of the Company at an exercise price of $1.85 per share.

         In March 1999, the Company issued 135,000 shares of common stock to Townsend Analytics, Ltd. in consideration of certain distribution rights granted to the Company. The issuance took place pursuant to
         Section 4(2) of the Securities Act of 1933. There were no underwriters involved in the issuance.

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

                                          FIRSTQUOTE INC.
                                          ---------------
                                           (Registrant)

Dated: May 15, 1999           By      /s/ Neil Gibbons
                                      ----------------
                                      Neil Gibbons
                                      Chief Executive Officer

                                      /s/ Mark Benn
                                      -------------
                                      Mark Benn
                                      Chief Financial Officer