Form 10QSB
period 1999-06-30
VIRTUAL TELECOM INC
filed 1999-08-13
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                         Commission File Number 0-22351

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

As of August 9, 1999 the Registrant had 6,176,959 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

Part I -- Financial Information

Item 1.   Financial Statements

                                FIRSTQUOTE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                  December 31,
                                                                           1999                       1998
                                                                       ------------                ------------
                                                                        (Unaudited)                 (Audited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $  3,951,749                $   229,450
     Trade accounts receivable, net                                         426,844                    191,229
     Prepaid expenses and other receivables                                 265,676                     62,108
                                                                       ------------                -----------
           Total current assets                                           4,644,269                    482,787
                                                                       ------------                -----------

NON-CURRENT ASSETS
     Property and equipment, net                                          1,006,524                  1,130,563
     Other assets                                                           395,290                     28,487
                                                                       ------------                -----------
           Total non-current assets                                       1,401,814                  1,159,050
                                                                       ------------                -----------

           Total Assets                                                $  6,046,083                $ 1,641,837
                                                                       ============                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                                            $    858,578                $   658,700
     Accrued liabilities                                                    215,733                    102,274
     Current portion of capital lease obligations                           143,632                    146,481
     Advances/convertible loans from stockholders/related parties                --                  1,000,000
     Deferred income                                                        273,187                    170,808
                                                                       ------------                -----------
                                                                          1,491,130                  2,078,263
                                                                       ------------                -----------

LONG TERM CAPITAL LEASE OBLIGATIONS
     Capital lease obligation, net of current portion                        90,590                    166,621
                                                                       ------------                -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value,
         10,000,000 shares authorized;
          Class A: 6,500 and 68,500 shares issued and outstanding                 7                         69
          Class B: 1,923,716 shares issued and outstanding                    1,924                      1,924
          Class C: 3,783,784 shares issued and outstanding                    3,784                         --
     Common Stock, $0.001 par value,
          20,000,000 shares authorized; 6,176,959 and 5,781,309
          shares issued and outstanding                                       6,177                      5,781
     Additional paid-in capital                                          14,035,473                  6,381,315
     Cumulative translation adjustment                                      627,180                   (148,610)
     Accumulated deficit                                                (10,210,182)                (6,843,526)
                                                                       ------------                -----------
           Total stockholders' equity                                     4,464,363                   (603,047)
                                                                       ------------                -----------
           Total Liabilities and Shareholders' Equity                  $  6,046,083                $ 1,641,837
                                                                       ============                ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     For the Three Months               For the Six Months
                                                                         ended June 30,                    ended June 30,
                                                                  ------------------------------      -----------------------------
                                                                     1999               1998             1999                1998
                                                                  ------------------------------      -----------------------------
REVENUE                                                           $  389,958           $ 123,870      $   644,362        $  219,403

OPERATING EXPENSES
  Cost of Revenue                                                    478,352             247,436          839,532           516,706
  Selling & Market Development Expenses                              136,359              79,953          137,391            94,975
  General & Administrative Expenses                                1,124,653             642,037        2,124,560         1,212,646
                                                                  ----------           ---------      -----------       -----------
                                                                   1,739,364             969,426        3,101,483         1,824,327
                                                                  ----------           ---------      -----------       -----------

OPERATING RESULT                                                  (1,355,406)           (845,556)      (2,457,121)       (1,604,924)

OTHER INCOME AND EXPENSES
  Interest Income/(Expense)                                           33,483              12,325           57,909             8,034
  Foreign Exchange Gain/(Loss), net                                 (469,414)              1,915         (967,444)         (167,160)
                                                                  ----------           ---------      -----------        ----------

NET LOSS                                                          (1,791,373)           (831,316)      (3,366,656)       (1,764,050)
                                                                  ==========           =========      ===========        ==========

Basic and diluted weighted average number of common shares         6,097,634           5,730,309        5,992,193         5,578,291
                                                                  ==========           =========      ===========        ==========

Basic and diluted net loss per common shares                      $    (0.29)         $    (0.15)     $     (0.56)       $    (0.32)
                                                                  ==========          ==========      ===========        ==========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the Three Months              For the Six Months
                                                                         ended June 30,                    ended June 30,
                                                                  ---------------------------       ---------------------------
                                                                     1999            1998              1999            1998
                                                                  -----------     -----------       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                        $(1,791,337)    $  (831,316)      $(3,366,656)    $(1,764,050)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Exchange (gain) / loss                                            469,414          (1,915)          967,444         167,160
    Depreciation and amortization                                     145,940         121,837           289,311         239,488
    Provision for doubtful debtors                                     19,782             --             40,804           2,302
    Interest accrued on loans payable                                     --              --                --            5,417
    Stock and stock options issued as compensation cost                31,250             --             62,500             --
  Increase / decrease resulting from changes in:
    Trade accounts receivable                                        (226,068)        (34,457)         (276,419)        (44,732)
    Prepaid expenses and other receivables                           (166,017)        (34,979)         (203,568)        (41,781)
    Trade accounts payable                                            178,292         (48,970)          199,880        (154,367)
    Accrued liabilities and provisions                                 65,326         144,991           113,459          92,207
    Deferred income                                                   115,138          27,449           102,379          38,438
                                                                  -----------     -----------       -----------     -----------
    Net cash used-in operating activities                          (1,158,280)       (657,360)       (2,070,866)     (1,459,918)

CASH USED IN INVESTING ACTIVITIES:
  Purchase of equipment                                              (148,893)        (37,742)         (165,272)        (90,372)
  Other non-current asset expenditures                                 10,960            (527)         (179,304)         (3,358)
                                                                  -----------     -----------       -----------     -----------
    Net cash used-in investing activites                             (137,933)        (38,269)         (344,576)        (93,730)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Issuance of stock                                                       --              --          7,000,000             --
  Commission on issuance of stock                                         --              --            (70,000)            --
  Issuance of stock upon exercise of warrants                         471,275             --            478,275             --
  Collection of stock subscriptions receivable                            --              --                --        2,000,000
  Reimbursements of advances from stockholders and
   related parties                                                        --              --         (1,000,000)        (96,089)
  Payment of capital lease obligations                                (44,995)         (1,000)          (78,881)       (220,684)
                                                                  -----------     -----------       -----------     -----------
    Net cash provided by financing activities                         426,280          (1,000)        6,329,394       1,683,227

Effect of Exchange Rate Changes on Cash and cash equivalents         (133,953)         11,496          (191,653)        (28,252)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS             (1,003,886)       (685,133)        3,722,299         101,327

CASH AND CASH EQUIVALENTS AT BEGINNING                              4,955,635       1,355,724           229,450         569,264
                                                                  -----------     -----------       -----------     -----------
CASH AND CASH EQUIVALENTS AT END                                  $ 3,951,749     $   670,591       $ 3,951,749     $   670,591
                                                                  -----------     -----------       -----------     -----------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - ISSUANCE OF COMMON AND PREFERRED STOCK

During the six months ended June 30, 1999, 62,000 shares of Series A Preferred stock were converted into 124,000 common shares.

During the six months ended June 30, 1999, the Company issued 136,650 shares of its common stock upon the exercise of 136,650 warrants previously issued with the Series A Preferred stock and certain stock units. The warrants are exercisable at $3.50.

During the six months ended June 30, 1999, the Company issued 135,000 shares in settlement of half of the amount due to a financial software solution provider.

In January 1999, the Company sold 3,783,784 shares of its Series C Preferred Stock for a total consideration of $7,000,000, including the conversion of the $1,000,000 loan from stockholder (see Note 2.)

Item 2.  Management's Discussion and Analysis or Plan of Operation

Background

FirstQuote is a European provider of investor information services and electronic brokerage solutions. The Company offers a comprehensive range of real-time market data and order execution systems for both the institutional and individual investor. The financial information systems are offered via the Internet or through virtual private networks using Internet technology. The Company also provides related network services to users of its financial information and electronic brokerage products. Further description of the Company's activities and products can be found at http://www.firstquote.com/
                                                  --------------------------

Effective May 7, 1999, the Company amended its Certificate of Incorporation to change its corporate name to FirstQuote Inc.

Unless the context otherwise requires, all references to the Company include its wholly owned subsidiary, FirstQuote SA (previously Virtual Telecom SA), a Swiss corporation and FirstQuote Ltd. a UK company.

Regarding the Company's plan of operations for the 1999 fiscal year, it has targeted strategic alliances in key European financial centers from which to leverage its growth. It plans to market its financial market information, analytical tools and online order entry/matching systems both under its own product names and as co-branded implementations with institutional clients.

Currency Exchange Rates: Although the Company reports its results in US dollars, virtually all of its revenues and expenses are denominated in other currencies, primarily Swiss francs, Euros and Pounds sterling. Consequently, the Company's net results are directly affected by any changes in the exchange rate between the US dollar on the one hand, and the Swiss franc, Euros or Pounds sterling on the other. Transactions of the Company and its subsidiaries are recorded based on the functional currency of each particular company. The Company's main operating subsidiary maintains a Swiss franc functional currency and has a US dollar denominated current account with its parent company. This results in foreign exchange differences being recorded based on variations in the USD/CHF rate of exchange, which are carried forward on consolidation.

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

Results of Operations

Revenue for the six months ended June 30, 1999 was $644,362, an increase of 194% over that of $219,403 for the corresponding prior half-year. Revenues in the second quarter of 1999 were 47% above those of the first quarter of 1999. Revenue is comprised of financial market data and online dealing services, and related network connectivity services, including web services. While market data services related revenues accounted for 31% of total revenue for the prior half-year, the relative importance of this source of revenue is increasing as the Company's FirstQuote user base expands. Financial market data and online dealing services accounted for 55% of revenue for the first half of 1999.

Cost of revenue for the six months ended June 30, 1999 was $839,532 or 62% above the amount of $516,706 for the corresponding prior half-year. Cost of revenue as a percentage of revenue has decreased to 130% from 236% in the corresponding prior half-year, reflecting the economies of operation at a larger scale. Cost of revenue includes network expenses, data feeds and commissions.

Selling & Market Development expenses for the six months ended June 30, 1999 were $137,391 or 45% above the amount of $94,975 for the corresponding prior half-year. Corporate and product marketing expenses have increased in conjunction with the corporate name change to FirstQuote and the continued rollout of the Company's services in Europe.

General and administrative expenses for the six months ended June 30, 1999 were $2,124,560, an increase of 75% from the amount of $1,212,646 for the corresponding prior half-year. Staff costs represent the major component of this expense and have increased 110% from $504,567 to $1,059,245. This follows the Company's concentration in the first half of the year on recruiting experienced professionals in the areas of sales and technical operations. Operating expenses have increased 52% from $363,420 to $550,880, and depreciation charges have increased by 21% from $239,488 to $289,311.

Operating loss for the six months ended June 30, 1999 was $2,457,121, an increase of 53% from the amount of $1,604,925 for the corresponding prior half-year. Expressed as a percentage of revenue the operating loss has improved from 731% to 381% of revenue.

Foreign exchange gains and losses arise essentially from the revaluation of amounts due by FirstQuote SA to FirstQuote Inc., which are denominated in US dollars. The functional currency of FirstQuote SA is the Swiss Franc, and the resultant loss on revaluation in Swiss Francs is carried forward in consolidation. The USD/CHF rate of exchange was 1.3760 at December 31, 1998 and
1.5480 at June 30, 1999.

Net loss for the six months ended June 30, 1999 was $3,366,656, compared with $1,764,051 for the corresponding prior half-year.

Liquidity and Financial Condition

As of June 30, 1999, the Company had working capital of $3,153,135 and stockholders' equity of $4,464,361.

In January 1999 the Company secured equity financing through the sale of 3,783,784 shares of Series C Preferred Stock for $7,000,000, including the conversion of a loan of $1,000,000 due from a related party.

During the first half of the year, the Company has also received $478,275 following the exercise of 136,650 warrants at $3.50. A further 351,131 warrants are in existence, all exercisable at $3.50.

The Company continues to generate negative cashflows from operations since its cost base exceeds its revenues from operating activities. The net cash burn rate was approximately $386,000 per month during the second quarter of 1999 and $304,000 per month during the first quarter of 1999, reflecting the increased level of operations.

The plan of operations for the second half of the 1999 fiscal year will require increases in the amounts of operating and capital expenditure above those incurred to date. While revenues are similarly projected to increase, it is not certain that these revenues and the above-mentioned financing will be sufficient to cover these expenditures until the time that a breakeven situation may be achieved. At this time there are no firm commitments or agreements on the part of any party to provide any additional debt or equity capital to the Company and there can be no assurance that the Company will be able to obtain additional capital. The Company's inability to increase revenue or obtain additional debt or equity capital on a timely basis will, in all likelihood, materially adversely affect its future planned growth of operations and revenues.

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

The Company utilizes computer software applications and operating systems in distributing its financial information service, operating its network infrastructure and various administrative and billing functions. In addition, the Company's financial information service is reliant upon the receipt of financial data from external vendors such as Standard & Poor's Comstock, FIDES Information Services and the processing of that information using software licensed to the Company by third parties such as Townsend Analytics Ltd.

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

The Company has appointed a Year 2000 Committee to assess the scope of the Company's risks in this regard and adopt appropriate measures to bring its applications into compliance. To date the costs associated with this project have amounted to approximately $50,000, all of which are internal expenses.

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

Where external risks have been identified, the Company has sent confirmation letters to information vendors and software licensors to ascertain their progress in identifying and addressing problems that their own computer systems may face in correctly processing date information related to the Year 2000. The Company is in the process of reviewing the responses received from as well as monitoring related ongoing developments within these parties in order to assess further steps to be taken. Currently nothing has come to the Company's attention that would indicate that the external risks identified would have a material effect on the Company's operations.

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

--------------------------------------------------------------------------------

PART II - Other Information

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         In January 1999, the Company issued 3,783,784 shares of Series C Preferred Stock to five parties for the total consideration of $7,000,000. The issuance took place pursuant to Section 4(2) of the Securities Act of 1933. In connection with the sale of 756,757 shares of Series C Preferred Stock, the Company paid a finders' fee to a non-affiliated party consisting of $70,000 and a warrant to purchase 37,838 common shares of the Company at an exercise price of $1.85 per share.

         In March 1999, the Company issued 135,000 shares of common stock to Townsend Analytics, Ltd. in consideration of certain distribution rights granted to the Company. The issuance took place pursuant to
         Section 4(2) of the Securities Act of 1933. There were no underwriters involved in the issuance.

         During the six months ended June 30, 1999, 62,000 shares of Series A Preferred stock were converted into 124,000 common shares.

         During the six months ended June 30, 1999, the Company issued 136,650 shares of its common stock upon the exercise of 136,650 warrants previously issued with the Series A Preferred stock and certain stock units. The warrants are exercisable at $3.50.

Item 3.  Defaults Upon Senior Securities

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Pursuant to a written consent of the majority of the voting securities on May 4, 1999, the Company amended its Certificate of Incorporation to change its corporate name to FirstQuote Inc. There were 7,390,230 shares voting for the resolution, no abstentions and no votes against.

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

                                        FIRSTQUOTE INC.
                                        ---------------
                                          (Registrant)

Dated: August 13, 1999             By   /s/ Neil Gibbons
                                        -----------------------
                                        Neil Gibbons
                                        Chief Executive Officer

                                        /s/ Mark Benn
                                        -----------------------
                                        Mark Benn
                                        Chief Financial Officer