Form 10QSB
period 1999-09-30
VIRTUAL TELECOM INC
filed 1999-11-15
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                        Commission File Number 0-22351

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

                                (Not applicable)
                                ----------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No   _
     ---       ---

As of November 8, 1999 the Registrant had 6,227,959 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

Part I - Financial Information

Item 1.  Financial Statements

                                FIRSTQUOTE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,    December 31,
                                                                       1999            1998
                                                                   ------------     -----------
                                                                    (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  2,676,939     $   229,450
  Trade accounts receivable, net                                        450,901         191,229
  Prepaid expenses and other receivables                                460,153          62,108
                                                                   ------------     -----------
     Total current assets                                             3,587,993         482,787
                                                                   ------------     -----------

NON-CURRENT ASSETS
  Property and equipment, net                                         1,101,488       1,130,563
  Other assets                                                          338,264          28,487
                                                                   ------------     -----------
     Total non-current assets                                         1,439,752       1,159,050
                                                                   ------------     -----------
     Total Assets                                                  $  5,027,745     $ 1,641,837
                                                                   ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                           $    982,686     $   658,700
  Accrued liabilities                                                   438,831         102,274
  Current portion of capital lease obligations                          149,371         146,481
  Advances/convertible loans from stockholders/related parties               --       1,000,000
  Deferred income                                                       299,938         170,808
                                                                   ------------     -----------
     Total current liabilities                                        1,870,826       2,078,263
                                                                   ------------     -----------

LONG TERM CAPITAL LEASE OBLIGATIONS
  Capital lease obligation, net of current portion                       57,260         166,621
                                                                   ------------     -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value,
     10,000,000 shares authorized;
       Class A: 6,500 and 68,500 shares issued and outstanding                7              69
       Class B: 1,923,716 shares issued and outstanding                   1,924           1,924
       Class C: 3,783,784 shares issued and outstanding                   3,784              --
  Common Stock, $0.001 par value,                                                            --
     20,000,000 shares authorized; 6,176,959 and 5,781,309 shares
     issued and outstanding                                               6,228           5,781
  Additional paid-in capital                                         14,213,922       6,381,315
  Cumulative translation adjustment                                     360,135        (148,610)
  Accumulated deficit                                               (11,486,341)     (6,843,526)
                                                                   ------------     -----------
     Total stockholders' equity                                       3,099,659        (603,047)
                                                                   ------------     -----------
                                                                   ------------     -----------
     Total Liabilities and Shareholders' Equity                    $  5,027,745     $ 1,641,837
                                                                   ============     ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements

                                FIRSTQUOTE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Three Months        For the Nine Months
                                                   ended September 30,         ended September 30,
                                                -------------------------    -----------------------
                                                    1999          1998           1999         1998
                                                -----------   -----------    -----------  -----------

REVENUE                                         $   565,703   $   143,626    $ 1,210,065  $   363,029

OPERATING EXPENSES
  Cost of Revenue                                   759,884       248,487      1,599,416      765,193
  Selling & Market Development Expenses             171,110        79,074        308,501      174,049
  General & Administrative Expenses               1,231,721       764,743      3,356,281    1,977,389
                                                -----------   -----------    -----------  -----------
                                                  2,162,715     1,092,304      5,264,198    2,916,631
                                                -----------   -----------    -----------  -----------
OPERATING RESULT                                 (1,597,012)     (948,678)    (4,054,133)  (2,553,602)

OTHER INCOME AND EXPENSES
 Interest Income / (Expense)                         28,313         2,004         86,222       10,038
 Foreign Exchange Gain / (Loss), net                292,540       514,421       (674,904)     347,261
                                                -----------   -----------    -----------  -----------
                                                    320,853       516,425       (588,682)     357,299
                                                -----------   -----------    -----------  -----------
NET LOSS                                         (1,276,159)     (432,253)    (4,642,815)  (2,196,303)
                                                ===========   ===========    ===========  ===========
Basic and diluted weighted average number
 of common shares                                 6,202,459     5,578,291      6,004,634    5,578,291
                                                ===========   ===========    ===========  ===========
Basic and diluted net loss per common share     $     (0.21)  $     (0.08)   $     (0.77) $     (0.39)
                                                ===========   ===========    ===========  ===========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       For the Three Months           For the Nine Months
                                                                        ended September 30,           ended September 30,
                                                                    ---------------------------   ---------------------------
                                                                        1999           1998           1999           1998
                                                                    ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                          $(1,276,159)   $  (432,253)   $(4,642,815)   $(2,196,303)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Exchange (gain) / loss                                             (292,540)      (514,421)       674,904       (347,261)
    Depreciation and amortization                                       155,114        136,480        444,425        375,968
    Provision for doubtful debtors                                       14,975              -         55,779          2,302
    Interest accrued on loans payable                                         -              -              -          5,417
    Stock and stock options issued as compensation cost                  31,250              -         93,750              -
  Increase / decrease resulting from changes in:
    Trade accounts receivable                                           (39,033)       (26,575)      (315,452)       (71,307)
    Prepaid expenses and other receivables                             (194,477)        82,200       (398,045)        40,419
    Trade accounts payable                                              124,106         12,789        323,986       (141,578)
    Accrued liabilities and provisions                                  223,099        403,701        336,558        495,908
    Deferred income                                                      26,751         30,619        129,130         69,057
                                                                    -----------    -----------    -----------    -----------
    Net cash used-in operating activities                            (1,226,914)      (307,460)    (3,297,780)    (1,767,378)

CASH USED IN INVESTING ACTIVITIES:
  Purchase of equipment                                                (250,078)      (243,999)      (415,350)      (334,371)
  Other non-current asset expenditures                                   25,777         (1,589)      (153,527)        (4,947)
                                                                    -----------    -----------    -----------    -----------
    Net cash used-in investing activities                              (224,301)      (245,588)      (568,877)      (339,318)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Issuance of stock                                                           -              -      7,000,000              -
  Commission on issuance of stock                                             -              -        (70,000)             -
  Issuance of stock upon exercise of warrants                           178,500              -        656,775              -
  Collection of stock subscriptions receivable                                -              -              -      2,000,000
  Reimbursements of advances from stockholders and related parties            -              -     (1,000,000)       (96,089)
  Payment of capital lease obligations                                  (27,590)       (64,312)      (106,471)      (284,996)
                                                                    -----------    -----------    -----------    -----------
    Net cash provided by financing activities                           150,910        185,688      6,480,304      1,868,915

Effect of Exchange Rate Changes on Cash and cash equivalents             25,495         95,849       (166,158)        67,597

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS               (1,274,810)      (271,511)     2,447,489       (170,184)

CASH AND CASH EQUIVALENTS AT BEGINNING                                3,951,749        670,591        229,450        569,264
                                                                    -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END                                    $ 2,676,939    $   399,080    $ 2,676,939    $   399,080
                                                                    -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - ISSUANCE OF COMMON AND PREFERRED STOCK

During the nine months ended September 30, 1999, 62,000 shares of Series A Preferred stock were converted into 124,000 common shares.

During the nine months ended September 30, 1999, the Company issued 187,650 shares of its common stock upon the exercise of 187,650 warrants previously issued with the Series A Preferred stock and certain stock units. The warrants are exercisable at $3.50.

During the nine months ended September 30, 1999, the Company issued 135,000 shares in settlement of half of the amount due to a financial software solution provider.

In January 1999, the Company sold 3,783,784 shares of its Series C Preferred Stock for a total consideration of $7,000,000, including the conversion of the $1,000,000 loan from stockholder (see Note 2.)

Item 2.  Management's Discussion and Analysis or Plan of Operation

Background

FirstQuote is a European technology provider of financial information and electronic brokerage solutions. The Company offers a comprehensive range of real-time market data and order execution systems for both the institutional and individual investor. The financial information systems are offered via the Internet or through virtual private networks using Internet technology. The Company also provides related network services to users of its financial information and electronic brokerage products. Further description of the Company's activities and products can be found at http://www.firstquote.com/
                                                  --------------------------

Effective May 7, 1999, the Company amended its Certificate of Incorporation to change its corporate name to FirstQuote Inc.

Unless the context otherwise requires, all references to the Company include its wholly owned subsidiaries, FirstQuote SA (previously Virtual Telecom SA), a Swiss corporation, and FirstQuote Ltd., a UK company.

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

Results of Operations

Revenue for the nine months ended September 30, 1999 was $1,210,065, an increase of 233% over that of $363,029 for the corresponding prior nine months. Revenues in the third quarter of 1999 were 47% above those of the second quarter of 1999. Revenue is comprised of financial market data and online dealing services, and related network connectivity services, including web services. While market data services related revenues accounted for 31% of total revenue for the prior half-year, the relative importance of this source of revenue is increasing as the Company's FirstQuote user base expands. For the nine months ended September 30, 1999, financial market data and online dealing services accounted for 51% of revenue, network services for 35% and financial web services for 14%.

Cost of revenue for the nine months ended September 30, 1999 was $1,599,416, an increase of 109% above the amount of $765,193 for the corresponding prior nine months. Cost of revenue as a percentage of revenue has decreased to 132% from 211% in the corresponding prior nine months, reflecting the economies of operation at a larger scale. Cost of revenue includes network expenses, data feeds and commissions.

Selling & Market Development expenses for the nine months ended September 30, 1999 were $308,501 or 77% above the amount of $174,049 for the corresponding prior nine months. Corporate and product marketing expenses have increased in conjunction with the corporate name change to FirstQuote and the continued rollout of the Company's services in Europe.

General and administrative expenses for the nine months ended September 30, 1999 were $3,356,281, an increase of 70% from the amount of $1,977,389 for the corresponding prior nine months. Staff costs represent the major component of this expense and have increased 106% from $822,076 to $1,691,811. Operating expenses have increased 26% from $619,567 to $780,266, and depreciation charges have increased by 18% from $375,968 to $444,425.

Operating loss for the nine months ended September 30, 1999 was $4,054,133, an increase of 59% from the amount of $2,553,602 for the corresponding prior nine months. Expressed as a percentage of revenue the operating loss has improved from 703% to 335% of revenue.

Foreign exchange gains and losses arise essentially from the revaluation of amounts due by FirstQuote SA to FirstQuote Inc., which are denominated in US dollars. The functional currency of FirstQuote SA is the Swiss Franc, and the resultant loss on revaluation in Swiss Francs is carried forward in consolidation. The USD/CHF rate of exchange was 1.3760 at December 31, 1998 and
1.5040 at September 30, 1999.

Net loss for the nine months ended September 30, 1999 was $4,642,815, compared with $2,196,303 for the corresponding prior nine months.

Liquidity and Financial Condition

As of September 30, 1999, the Company had working capital of $1,717,168 and stockholders' equity of $3,099,658.

In January 1999 the Company secured equity financing through the sale of 3,783,784 shares of Series C Preferred Stock for $7,000,000, including the conversion of a loan of $1,000,000 due from a related party.

During the nine months ended September 30, 1999, the Company has also received $656,775 following the exercise of 187,650 warrants at $3.50. A further 300,131 warrants are in existence, all exercisable at $3.50.

The Company continues to generate negative cashflows from operations since its cost base exceeds its revenues from operating activities. The net cash burn rate from operations was approximately $409,000 per month during the third quarter of 1999 compared with approximately $345,000 per month during the first half of 1999, reflecting the increased level of operations.

The plan of operations for the next 12 months will require increases in the amounts of operating and capital expenditure above those incurred to date. As of the date of this report, the Company believes that it will require $5,000,000 of additional capital in order to finance its operations and capital expenditures over the next 12 months. At this time there are no firm commitments or agreements on the part of any party to provide any additional debt or equity capital to the Company and there can be no assurance that the Company will be able to obtain additional capital. The Company's inability to increase revenue or obtain additional debt or equity capital on a timely basis will, in all likelihood, materially adversely affect its future planned growth of operations and revenues.

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

The Company has appointed a Year 2000 Committee to assess the scope of the Company's risks in this regard and adopt appropriate measures to bring its applications into compliance. To date the costs associated with this project have amounted to approximately $60,000, all of which are internal expenses.

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

Where external risks have been identified, the Company has sent confirmation letters to information vendors and software licensors to ascertain their progress in identifying and addressing problems that their own computer systems may face in correctly processing date information related to the Year 2000. The Company is in the process of reviewing the responses received from as well as monitoring related ongoing developments within these parties in order to assess further steps to be taken. Currently, nothing has come to the Company's attention that would indicate that the external risks identified would have a material effect on the Company's operations.

The major element of technology in use by the Company relates to the market data and online dealing platform and client interfaces licensed from Townsend Analytics Ltd. According to test results published by Townsend Analytics Ltd., the Company is currently operating Year 2000 compliant versions of all elements of the technology platform and client interface.

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

The future costs estimated to be required to resolve Year 2000 issues amount to $10,000 of internal resources relating to a number of planned projects.

No definitive assurance can be given that all of the Company's or third party systems is or will be Year 2000 compliant. Neither can assurance be given that the eventual costs required to address remaining unresolved Year 2000 issues or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         During the nine months ended September 30, 1999, 62,000 shares of Series A Preferred stock were converted into 124,000 common shares.

         During the nine months ended September 30, 1999, the Company issued 187,650 shares of its common stock upon the exercise of 187,650 warrants previously issued with the Series A Preferred stock and certain stock units. The warrants are exercisable at $3.50.

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

                                        FIRSTQUOTE INC.
                                        ---------------
                                         (Registrant)

Dated: November 12, 1999            By  /s/ NEIL GIBBONS
                                        -----------------------
                                        Neil Gibbons
                                        Chief Executive Officer

                                        /s/ MARK BENN
                                        -----------------------
                                        Mark Benn
                                        Chief Financial Officer