Form 10KSB
period 1999-12-31
FIRSTQUOTE INC
filed 2000-03-30
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

                  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                        Commission File Number 0-22351

                                FirstQuote Inc.
                                ---------------

          (Name of small business issuer as specified in its charter)

        Delaware                                                98-0162893
   ---------------------                                  --------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

12, Ave des Morgines, 1213 Petit-Lancy 1, Geneva,
-------------------------------------------------
                Switzerland                                         N/A
                -----------                                   ---------------
   (Address of principal executive offices)                      (Zip Code)

                                41-22-879-0879
                                --------------
                          (Issuer's telephone number)

Securities To Be Registered Under Section 12(b) Of The Act:

           None                                               N/A
   ---------------------                              --------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000 was approximately $56,407,568. As of March 20, 2000 the registrant had 6,573,409 shares of its common stock, par value $0.001, issued and outstanding.

                   Documents Incorporated By Reference: None

Part I

Item 1.  Description of Business

Business Development
--------------------

    FirstQuote Inc. (previously Virtual Telecom, Inc), a Delaware corporation (the "Company" or "FirstQuote"), is engaged in the business of developing and marketing real-time market data and financial information services as well as online brokerage capabilities via a range of client interfaces based on Internet technologies. Its services are marketed under the brand name "FirstQuote" primarily on a business-to-business basis, enabling banks and brokerages to offer such services to their client bases by outsourcing the service to FirstQuote. The Company also provides related supporting network services to users of its financial information services.

    The Company was organized on July 3, 1996 under the laws of the State of Delaware.

    During the past three years, the Company has issued various classes of its securities pursuant to a number of private placement arrangements, summarised as follows:

    . During the first quarter of 1997, the Company sold 534,063 shares of Common Stock for gross proceeds of $873,000.

    . During the second quarter of 1997, the Company sold 204,000 units ( each unit consisting of two shares of Common Stock and one warrant entitling its holder to purchase one share of Common Stock at an exercise price of $3.50 per share) for gross proceeds of $1,020,000.

    . In December 1997, the Company sold 1,923,716 Series B Preferred Shares for $3,000,000

    . In January 1999 the Company sold 3,783,784 Series C Preferred Shares for $7,000,000.

    . In March 2000, the Company sold 1,061,057 shares of its Common Stock to a number of existing and additional venture capital and private investors for a total consideration of $7,155,184.

    More comprehensive details about the above transactions are presented in the Notes to the Annual Financial Statements.

    In December 1999, the Company acquired all of the outstanding capital shares of Stockdata Amsterdam BV, a limited liability company organized under the laws of The Netherlands and located in Amsterdam, The Netherlands. Stockdata is engaged in the distribution of real-time market data products to the Benelux region, primarily through the use of datacast technologies via cable networks.

    The acquisition was conducted pursuant to a Securities Purchase Agreement dated December 24, 1999 between FirstQuote and the stockholders of Stockdata. Pursuant to the agreement, the Stockdata stockholders transferred to FirstQuote all of the outstanding capital shares of Stockdata in consideration of FirstQuote's payment of up to US$3,750,000, payable as follows: US$245,031 in cash; US$1,059,239 in the assignment of Stockdata receivables; and FirstQuote's issuance of 197,815 shares of Series D preferred stock and 148,450 shares of common stock, all such shares being valued at approximately US$6.50 per share. An additional 30,000 FirstQuote common shares are issuable to the sellers' subject to their satisfaction of certain post-closing conditions.

    Unless the context otherwise requires, all references to the Company or FirstQuote include its wholly-owned subsidiaries, FirstQuote SA, a Swiss corporation, FirstQuote Limited, an English corporation, and FirstQuote Stockdata BV, a Dutch corporation. The Company's executive offices are located at 12 Avenue des Morgines, 1213 Petit-Lancy 1, Geneva, Switzerland; telephone number +41 (22) 879 0879.

Business of the Company
-----------------------

General

    FirstQuote is engaged in the business of developing and marketing a range of Internet-based financial information and transactional services to the European investment community. The Company provides business-to-business and business-to-consumer services to the financial marketplace. The Company's services are provided to its corporate clients for internal use as well as for redistribution to their customer bases. The Company provides real-time or delayed market data, news and other financial information as well as electronic brokerage capabilities over the Internet to a range of customized interfaces, including desktop client-server applications, web-browser based interfaces, as well as via wireless services such as the Short Messaging Service ("SMS") and the Wireless Application Protocol ("WAP"). Therefore, the Company operates as both a content service provider ("CSP") as well as an application service provider ("ASP").

    The Company's financial information services are offered on a direct subscription basis or as a co-branded business-to-business service to financial institutions such as banks and brokerage firms, financial media and publishing organizations and Internet service providers, who desire to offer financial content and related services directly to their own customers. The Company also offers to institutional clients turnkey solutions for Internet-based electronic brokerage capabilities. In order to provide an end-to-end solution, the Company also derives revenue from the provision of underlying Internet access and network connectivity services to its corporate and institutional clients.

    The Company's services are available via its own wide-area Internet network backbone by dial-up or dedicated access, as well as from any other Internet point of access world-wide.

Products and Services

    The Company provides real-time or delayed market data, news and fundamental financial information using Internet technologies. The Company's services are marketed to European financial institutions, including brokerage firms, banks, insurance companies, fund managers, professional traders, and private investors. The market data comprises securities, including stocks, futures and options on stocks, major stock and option indices, commodities and foreign exchange rates, from over 150 exchanges worldwide, including major European, American and Asian exchanges. The Company consolidates and manages information on its own data hub for over 800,000 securities instruments. The above content is received on data feeds from stock exchanges and third party providers and is processed on a number of servers within a common financial data hub, embodying database, analytical and transactional functionality. Access to such content and functionality is governed by a permissioning database which controls users' access to different content or applications to which the user interfaces. In this manner, customers can access the data via a range of user interfaces including Windows compliant desktop resident `client' applications, dynamic or static web browsers, as well as SMS or WAP devices which are fed content on a real-time or delayed basis, according to each user profile.

    The above content is distributed across the Company's network backbone directly to permanently connected users or via the public Internet. As a result, the Company's services can be organized over the public Internet, virtual private networks, intranets, extranets and local or wide area networks using IP technology.

    Additional information about the Company's institutional oriented services is obtainable directly from its website at www.firstquote.com or about it's
                                           ------------------
retail oriented services at www.firstquote.net.
                            -------------------

    The Company's services are categorised as follows, tailored to different segments of the investment community:

    FirstQuote Pro Services:

    FirstQuote Professional: The service employs a sophisticated desktop resident decision support interface targeted at institutional investors, brokerage firms and their more active clients. It provides real-time data coverage across a variety of financial instruments, sophisticated analytical tools, alarm settings, historical data, news and all investment indicators regularly used by professional traders. FirstQuote Professional displays financial information in multiple windows on multiple pages, each of which can be configured to suit individual requirements, and stored for retrieval. FirstQuote Professional customers are granted a floating license, allowing the software to be installed and used on multiple machines, for example an office PC, home PC and portable PC, and thus providing a highly mobile solution. However only one simultaneous access is permitted per subscription.

    The principal features of the FirstQuote Professional include:

    Market Minder        A quote screen with rows of symbols and
                         columns of prices and other data related to the symbols (name, last price, bid, ask, etc.)

    MultiQuote           Detailed fundamental information on a symbol
                         in a customizable layout

    Ticker Scrolling ticker window showing trade price and volume information.

    Time & Sales         Tabular display of each transaction showing
                         transaction type price and volume.

    News A scrolling list of searchable headlines and full news stories.

    Charts Graphical analysis of market data with a variety of technical studies available.

    Forex                Foreign exchange cross rates

    Table Exportable tabular display of market data for a given symbol

    Turbo Options        Advanced options quote screen

    Market Makers        Comparative table of market maker bids and
                         asks indicating market depth.

    Alarm                Automated event-monitoring tool.

    Internet Browser     Drag and drop functionality enables seamless
                         look up of financial information from public
                         Internet databases (such as Yahoo and Edgar
                         On-line) or private intranet databases.

    DDE Link Links real-time data into a spreadsheet for further analysis and modeling.


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

    FirstQuote Trader: Seamlessly integrated with either of the above two products, the Company also offers electronic brokerage functionality under the name FirstQuote Trader. The service is offered as an outsourced solution to banks and brokerage firms providing them the ability to offer Internet-based electronic brokerage services to their clients. The service involves the design of appropriate network architectures as well as the integration of the Company's licensed trading server platform software with the institution's existing settlement and account risk management systems. The Company provides the electronic order entry and routing technologies as well as the security systems, while the institution's existing computer systems provide order approval and execution functions. As a result the institution's clientele is offered a complete order entry, execution, and real time profit/loss portfolio information via the Internet. Since the FirstQuote Trader elements of the interface are embedded within the FirstQuote Professional or FirstQuote Lite services, the Company provides a complete and real-time package of decision support, order entry, order routing and portfolio monitoring capability.

    The Company is not a licensed bank or securities brokerage firm nor does it intend to obtain any such licenses at this time. Therefore, the Company intends for the foreseeable future to offer electronic brokerage services on a co-branded outsourced basis to licensed banks and brokerage firms. The Company's electronic brokerage technology is based on a software license from Townsend Analytics. See "Trademarks and Technology Licenses" below for a summary of the terms and conditions of the Company's license agreement with Townsend Analytics.

    FirstQuote.net Services:

    The FirstQuote.net range of services complement the FirstQuote Professional range, by offering similar content and applicable functionality over Web and wireless technologies, targeted at clients of banks, brokerages, financial media companies and Internet Service Providers seeking to add financial content to their portal audiences. In this way the Company is able to reach broader bands of the investment community, with the objective of seamlessly upgrading certain of the more sophisticated users to higher value services, such as which are provided under the FirstQuote Professional range of products.

    FirstQuote.net is a component-based service offering, providing businesses in the finance sector with an array of browser-based investor content combined with ease-of-use functionality. The browser-based application components allow real-time customer interaction for finance, content management and trade lifecycle support. The offering provides banks and brokerage institutions with the capability to provide their clients with multiple points from which to access market data, news, analyses, brokerage reports, fundamental data, portfolio services, market risk, trade and order management services, to any one of a number of desktop or wireless devices, based on a common client profile. As the applications are component-based, fully customised solutions can be rapidly created, addressing the `speed to market' issue.

    FirstQuote.net components are centered around the following product ranges:

    SnapQuote       Static (refresh updated) web-based modules for
                    market data, charts and news

    StreamQuote     Dynamically updating content, including screen
                    tickers, charts, as well as real-time browser-based electronic brokerage functionality

    MarketRisk      Decision support analyses presented via a range of
                    graphical interfaces

    SMS Alert features based on pre-defined user-configured parameters

    WAP Wireless access to market data, charts, news and electronic brokerage functionality, based on WAP enabled devices such as mobile telephones and personal digital assistants.

    FirstQuote Network Services:

    In order to offer a complete end-to-end package of services, the Company also provides network development and enterprise connectivity services including Internet access and network security services to its corporate and institutional clients.

    The Company maintains its own wide-area Internet protocol network backbone, enabling clients to access the market data, financial information and online dealing services directly by way of dial-up or dedicated lines, where speed and performance is an issue and thus connectivity is not entrusted to the public internet. The Company's Internet backbone is currently operative throughout Switzerland, as well as in Paris and Frankfurt and is being extended to London and Amsterdam. The Company also leases bandwidth from various European telecommunications carriers further enabling access to the Company's services from any Internet access point worldwide.

Market environment and corporate strategy

    The Company believes that the market for online investor services in Europe, including both informational and transactional services, will provide significant opportunities for the provision of the underlying technology and content. While this market has developed rapidly in the USA over the past three years, the European marketplace is characterised by particular parameters which will require a distinctly different approach in order to capitalise on the opportunities presented. As a result, the Company believes that significant market opportunities exist for a provider of financial information and electronic brokerage services that is able to address the interests and requirements of the European investor.

    The Company believes that the key drivers influencing the market opportunity which it faces are as follows:

    Internet penetration: While the European private and business internet connectivity currently lags behind that of the USA, recent studies indicate this will be redressed over the next three years. Internet connectivity for European business users is estimated to reach 70% penetration by the year 2004 or about
5.75 million companies (Datamonitor). Particularly noteworthy is the extension of the Internet to a range of wireless devices which the Company believes will further increase penetration, as well as the demand for investment information and transactional services. Emerging demand for such wireless services is believed to be growing strongly in Europe due to the large installed base of GSM mobile phones.

    Growth in online banking: The number of Europeans using Internet banking is expected to grow by 30% to 21 million by the year 2004 (Datamonitor). For traditional banks to move into online banking is a rational move as the costs of online transactions cost up to 12 times less to process than transactions made in person. Online customers tend to be more sophisticated and able to look after their own finances.

    Direct equity ownership: The trend towards greater financial flexibility and self-determination amongst the European investment community is being driven both by an emerging class of information- and technology-enabled individuals as well as government pressure to encourage individual retirement planning outside of traditional state controlled pension funds.

    Availability of investment products: The scope of investment possibility has been significantly extended during the past three years with the emergence of several `new market' exchanges in Europe (commonly referred to as EURO.NM), largely geared towards new-economy equities. While European mid-size companies are privately held to a greater extent than their US counterparts, the succession of ownership to a next generation who are not always willing to remain in control is creating flotation opportunities in many cases.

    Number of online accounts: The number of online securities accounts in Europe is currently about 1.3 million (Forrester Research), estimated to grow to 14 million by 2002

    Cross border investment tendencies: European investors have traditionally invested within their own local markets. However, related to currency and trade harmonisation initiatives currently being adopted by European countries, the Company believes that a demand for cross-border investment opportunities will emerge.

    Pressure on European financial institutions to offer online services: Over the past three years, European financial institutions have committed significant resources to the introduction of the Euro as well Y2K issues. The Company believes that presently, many such financial institutions will perceive an increased need to offer or improve online investment services to their clients, with an emphasis on speed to market, in order to maintain clients, capitalise on additional revenue opportunities, reduce costs, and counter competition from especially US based service providers penetrating European markets.

    Cross-selling demand from other internet franchises for financial services:
Following from possibilities created by the Internet-economy, the Company believes that many enterprises currently commanding the attention of large franchises of Internet-enabled communities, will seek to add complementary financial services to their product offering in an attempt to capitalise on overall e-commerce opportunities, thus requiring access to the services that the Company provides.

    The Company's objective is to be a leading provider of Internet-based services and solutions to the European investment community. The Company plans to achieve these objectives through:

    . the development of strategic alliances with banks and securities brokerages, financial service providers, financial news organizations, financial middle-ware companies and Internet service providers throughout Europe, whereby its services can be leveraged across existing client bases

    . its own direct sales channels targeted at sophisticated private investors as well as corporate clients

    . the development and operation of co-branded content-enabled web-sites catering to emerging Internet-communities, for the purpose of offering basic investor services, which serve a marketing platform for the Company's more sophisticated higher value services.

    Key elements of the Company's strategy include:

    State of the Art Technology: The Company's technologies and services include software licensed from Townsend Analytics Ltd. The Company believes that Townsend Analytics is a recognized world leader in the development and commercialization of software and technologies dedicated to Internet-based market data, trading and exchange activities. The owner and President of Townsend Analytics, Mr. Stuart Townsend, has served on the Board of Directors of the Company since April 1997.

    European Focus: The Company believes that it offers Internet-based information and electronic brokerage services that are uniquely European in nature. Until now, the dominant providers of Internet-based information and brokerage services in Europe have been US based companies which, in the opinion of the Company, offer a service that is distinctly US in nature. The Company's market data and financial services cover all major world markets and exchanges. However, in the opinion of management, the Company's services provide greater focus on pan-European markets and exchanges than other competing services. In the case of joint-venture arrangements for the provision of a co-branded service, the Company works with its local partner to customize the offered service to suit the cultural need and investment profile of the partner's existing and targeted clientele.

    Strategic Alliances (business-to-business model): By focusing on the development of co-branded information and brokerage services pursuant to strategic alliances, the Company will acquire an access to existing target client bases. The Company plans to enter into one or more strategic relationships with banks and securities brokerages, financial services providers, financial news organizations, middle-ware providers and Internet service providers in each of the major investment and geographical communities of Western Europe. The Company believes that this strategy will accelerate the expansion of its services throughout Europe and, at the same time, reduce the marketing costs typically associated with the rollout of a service of this nature throughout an area made up of several large and culturally diverse communities.

    Development of FirstQuote Brand Name: The Company has applied for trademark registration of the FirstQuote mark in the USA, Switzerland and throughout the European Union. The Company intends to market its services and solutions throughout Europe under the FirstQuote brand name. The Company shall endeavor to create a high degree of consumer awareness of the FirstQuote name and the association of quality and reliable services with such name in the European investment and banking communities. The Company intends to leverage its FirstQuote brand-name through the future development and marketing of additional services, including a portal web-sites linking the customer to an array of Internet based financial and investment services.

Competition

    The market for financial information and on-line brokerage services over the Internet is rapidly evolving and becoming increasingly competitive. The Company expects competition to continue and intensify in the future.

    In the area of market data and financial services, the Company faces direct competition from several companies that provide for the delivery of financial data over the Internet or other electronic means. At the more sophisticated end of the Company's product offering, the Company believes its primary competitors include Reuters, Bloomberg, and Bridge. In the web-browser based arena, companies such as GlobalNet Financial and Atos currently also offer content-enabled web material.

    In the area of electronic brokerage services, the Company seeks to enter into partnering arrangements with licensed banks and brokerage firms enabling them to provide the service in turn to their own clients. Such arrangements will to an extent compete with electronic brokerage firms as the eSchwab division of Charles Schwab & Co., Inc., E-Trade Group and DLJdirect, and in the more-European context, Consors and e-Cortal who develop proprietary market data and internet brokerage systems. However, the Company believes that these same electronic brokerage firms may solicit either content or specific applications from FirstQuote to supplement their existing technologies. The above partnering arrangements may also encounter competition from brokerage firms offering full-service brokerage operations.

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

Third Party Providers

    The Company employs the services of the following businesses:

    Content Originators: The Company has entered into contractual arrangements with a number of securities and commodities exchanges as well as proprietary financial news providers, in order to have the necessary rights to redistribute such content to its subscribers and website users.

    Content Distributors: The Company receives market data information and news either directly from the content originators or pursuant to agreements with revendors of such content which provide real-time or delayed data by satellite or landline transmission.

    Network Infrastructure and Capacity: In order to distribute its services over its own network backbone as well as via the public Internet, the Company leases infrastructure and bandwidth from a number of pan-European and international telecommunications companies.

Strategic Partnering Arrangements

    The Company's business plan focuses on the development of significant partnering arrangements throughout Europe. The purpose of these partnering arrangements is to provide investment services, such as market data and financial information services or on-line brokerage activities, to a targeted clientele as a co-branded service of the Company and the particular partner. The Company has targeted the following areas where such partnerships are being pursued:

    Financial institutions: Banks and securities brokerages not currently offering or looking to expand their range of online investment services are faced with a buy-or-build decision as well as a speed-to-market requirement. The Company believes that many such institutions will opt for an outsourced service in order to achieve a rapid entry into a potentially unfamiliar market territory.

    Media organizations: Traditional media groups are currently challenged to offer electronic new-media services, especially regarding the provision of financial data, and do not necessarily have the resources or the online infrastructure (functionality or contractual content) to be able to complement their traditional distribution channels.

    Financial middle-ware providers: The providers of traditional financial systems have generally not included real-time content, decision support user-interfaces or order-execution transactional functionality, all of which requires network and contractual infrastructure beyond their core offerings. The Company believes that its content and electronic brokerage process know-how can be effectively combined with such providers in order that their products may cater to a more complete package of requirements.

    Internet service providers: The providers of Internet access have traditionally had large populations of users which pass through their networks. They have embraced the concept of `web portals' in order to maximise additional e-commerce opportunities offered to these users. The Company believes that such service providers and web portal operators will require access to content and transactional functionality such as it could provide.

Trademarks and Licenses

    The Company has registered, or has applied for registration, for the trademarks FirstQuote in Switzerland and the European Union. The Company has applied for a US registration of the FirstQuote mark.

    The Company's high-end market data and financial information services and its electronic brokerage solutions are based on software licensed to the Company by Townsend Analytics Ltd. of Chicago, Illinois. Pursuant to a Computer Software License Agreement dated January 16, 1997 between Townsend Analytics and the Company, Townsend Analytics has appointed the Company as a non-exclusive distributor for the sale, support and servicing of Townsend Analytics' proprietary software programs relating to market data and financial information services and on-line brokerage activities. Pursuant to the agreement, the Company is authorized to implement and resell these software programs in return for agreed royalty payments. The agreement is renewable on an annual basis.

    In December 1998, the Company and Townsend Analytics amended their agreement to restrict the right of Townsend Analytics to grant certain further software licensing rights in certain European regions, thus providing the Company with a limited exclusivity until December 31, 2000.

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

Government regulation

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

Employees

    At March 1, 2000, the Company was staffed with 50 full-time employees, 2 part-time employees and 5 full-time consultants at present, 9 of whom are involved in administration, 18 of whom are involved in software development and engineering and 30 of whom are involved in sales, sales support and marketing.

Item 2.  Description of Property.

    The Company's executive offices are located in Geneva, Switzerland and consist of 586m2 of leased premises. The Company's lease for these premises expires on April 30, 2002 and provides for monthly rent of approximately $15,000.

    In addition the Company rents office space in Zurich, Switzerland (360m2) for a monthly rent of approximately $9,000, Paris, France (39m2) for a monthly rent of approximately $5,300, and London, United Kingdom (25m2) for a monthly rent of approximately $3,900.

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

PART II

Item 5.  Market For Common Equity And Related Stockholder Matters.

Market For Common Shares
------------------------

    The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "FSQT" (previously "VITE") since November 18, 1996. During the fiscal year ended December 31, 1999, the high and low closing prices were $11.00 and $1.375, respectively. These high and low prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following table reflects the Company's stock price movements in more detail:

                                            Year ended December 31,
                                    ---------------------------------------
                                         1999                    1998
                                    ----------------       ----------------

                 Quarter             High      Low          High      Low
               -----------          ------   -------       ------   -------
               Fourth               $ 7.50    $ 4.00       $ 2.00    $ 0.69
               Third                 10.00      5.25         1.13      0.91
               Second                11.00      3.31         2.00      1.00
               First                  5.00      1.38         2.13      1.56

    The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of March 1, 2000, there were approximately 313 record holders of the Company's Common Stock.

    The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Recent Sales of Unregistered Securities
---------------------------------------

    During 1999 the Company issued 194,650 shares of Common Stock pursuant to the exercise of 194,650 Unit Warrants at a strike price of $3.50.

    In January 1999, the Company issued 3,783,784 shares of its Series C Preferred Stock for a total consideration of $7,000,000.

    In July 1999, the Company granted 15 of its employees options to purchase an aggregate of 261,300 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan, as amended. The options had an exercise price of between $4.75 and $6.00 per share, have a one-year vesting period and expire in December 2002. The options were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

    In December 1999, the Company granted 34 of its employees options to purchase an aggregate of 220,000 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan, as amended. The options had an exercise price of $4.00 per share, have a one-year vesting period and expire in December 2001. The options were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

    In December 1999, the Company issued 197,815 shares of Series D preferred stock and 148,450 shares of Common Stock, all such shares being valued at US$6.50 per share, as a partial consideration for the acquisition of Stockdata B.V. An additional 30,000 shares of Common Stock are issuable subject to the completion of certain post-closing conditions.

Item 6.  Management's Discussion And Analysis Or Plan Of Operation

Background
----------

    FirstQuote is a European technology provider of financial information and electronic brokerage solutions. The Company offers a comprehensive range of real-time market data and electronic brokerage systems for both the institutional and individual investor. The financial information systems are offered via the Internet or through virtual private networks using Internet technology. The Company also provides related network services to users of its financial information and electronic brokerage products. Further description of the Company's activities and products can be found at www.firstquote.com or at
                                                      ------------------
www.firstquote.net.
------------------

    Effective May 7, 1999, the Company amended its Certificate of Incorporation to change its corporate name to FirstQuote Inc.

    Effective December 24, 1999, the Company acquired 100% of Stockdata Amsterdam BV, a company located in Amsterdam, for a consideration of up to $3,750,000. Stockdata is engaged in the distribution of real-time market data products to the Benelux region, primarily through the use of datacast technologies via cable networks.

    Regarding the Company's plan of operations for the 2000 fiscal year, it will continue to targeted strategic alliances in key European financial centers from which to leverage its growth. It plans to market its financial market information, analytical tools and electronic brokerage systems both under its own product names and as co-branded implementations with institutional clients.

    Currency Exchange Rates: Although the Company reports its results in US dollars, virtually all of its revenues and expenses are denominated in other currencies, primarily Swiss francs, Euros and Pounds sterling. Consequently, the Company's net results are directly affected by changes in the exchange rate between the US dollar on the one hand, and the Swiss franc, Euros or Pounds sterling on the other. Transactions of the Company and its subsidiaries are recorded based on the functional currency of each particular company. The Company's main operating subsidiary maintains a Swiss franc functional currency and has a US dollar denominated current account with its parent company. This results in foreign exchange differences being recorded based on variations in the USD/CHF rate of exchange, which are carried forward on consolidation.

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

Results of Operations
---------------------

    Revenue for the year ended December 31, 1999 was $1,778,459, an increase of 233% over that of $534,715 for the corresponding prior year. Revenue is comprised primarily from the provision of financial market data and related network connectivity and web-operation services, but also includes revenue from development and integration projects (which generally lead to a resultant revenue stream) as well as transaction related revenue linked to electronic brokerage activity.

    Revenue for the fourth quarter of 1999 was only marginally increased from that of the previous quarter, resulting principally from an increased foreign exchange rate between European currencies in which revenue is recorded and the US Dollar, in which revenue is reported, as well as `year 2000' factors which caused certain business to be shifted into the first quarter of 2000.

    Cost of revenue for the year ended December 31, 1999 was $2,157,659, an increase of 78% above the amount of $1,209,387 for the corresponding prior year. Cost of revenue as a percentage of revenue has decreased from 226% in the prior year to 121%, reflecting the economies of operation at a larger scale. Cost of revenue includes network expenses, data feeds and commissions.

    Selling & Market Development expenses for the year ended December 31, 1999 were $405,256 or 83% above the amount of $221,210 for the corresponding prior year. Corporate and product marketing expenses have increased in conjunction with the corporate name change to FirstQuote and the continued rollout of the Company's services in Europe.

    General and administrative expenses for the year ended December 31, 1999 were $4,796,643, an increase of 68% from the amount of $2,861,662 for the corresponding prior year. Staff costs represent the major component of this expense and have increased 101% from $1,232,645 to $2,483,326. Operating expenses have increased 50% from $1,108,596 to $1,666,618, and depreciation charges have increased by 24% from $520,421 to $646,699.

    Operating loss for the year ended December 31, 1999 was $5,581,099, an increase of 49% from the amount of $3,757,544 for the prior year. Expressed as a percentage of revenue the operating loss has improved from 703% to 314% of revenue.

    Foreign exchange gains and losses arise essentially from the revaluation of amounts due by FirstQuote SA to FirstQuote Inc., which are denominated in US dollars. The functional currency of FirstQuote SA is the Swiss Franc, and the resultant loss on revaluation in Swiss Francs is carried forward in consolidation. The USD/CHF rate of exchange was 1.3760 at December 31, 1998 and
1.5915 at December 31, 1999.

    Net loss for the year ended December 31, 1999 was $6,840,368, compared with $3,421,229 for the corresponding prior year.

Liquidity and Financial Condition
---------------------------------

    As of December 31, 1999, the Company had negative working capital of $872,336 and stockholders' equity of $3,939,695.

    In January 2000 the Company obtained bridge financing of $510,000 from its existing financial investors, essentially to finance the acquisition of Stockdata, and pending the closing of a private placement of 1,061,057 of its Common shares for a total amount of $7,155,184, which was concluded during March 2000. The price of the shares placed under this arrangement was fixed at February 21, 2000 and was based on a moving average of closing market prices to that date.

    During the year ended December 31, 1999, the Company received $681,275 following the exercise of 194,650 warrants at $3.50. Subsequent to December 31, 1999, a further 130,000 warrants have been exercised for a consideration to the Company of $455,000. As at March 1, 2000, a further 163,131 warrants are in existence, all exercisable at $3.50.

    During the year ended December 31, 1999, the Company also received $20,000 following the exercise of 10,000 employee stock options at $2.00.

    The Company continues to generate negative cashflows from operations since its cost base exceeds its revenues from operating activities. The net `cash burn' rate from operations was approximately $461,000 per month during the fourth quarter of 1999 compared with an average of approximately $390,000 per month during the year ended December 31, 1999, reflecting the increased level of operations.

    The plan of operations for the next 12 months will require increases in the amounts of operating and capital expenditure above those incurred to date. As of the date of this report, and subsequent to the recently concluded private placement, the Company believes that it has sufficient capital in order to finance operations and capital expenditures over the next 12 months. However, should additional capital be required, at this time there are no firm commitments or agreements on the part of any party to provide any additional debt or equity capital to the Company and there can be no assurance that the Company will be able to obtain additional capital. The Company's inability to increase revenue or obtain additional debt or equity capital on a timely basis will, in all likelihood, materially adversely affect its future planned growth of operations and revenues.

Year 2000 Compliance
--------------------

    Subsequent to the efforts invested in ensuring that its systems were compliant with the information processing requirements of the next millenium, the Company experienced no adverse effects resulting from the passage of time to January 1, 2000.

    The Company estimates that it has spent to date approximately $100,000 in internal and equipment costs resulting from year 200 issues. No further expenditure is planned to address other date-specific processing issues that may arise.

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

Item 7.   Financial Statements.

INDEX TO FINANCIAL STATEMENTS
-----------------------------
Independent Auditors' Report..............................................................................
Consolidated Balance Sheets at December 31, 1999 and 1998.................................................
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998......................
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998......................
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998..
Notes to Consolidated Financial Statements................................................................

Report of Independent Auditors

To the Board of Directors and Shareholders

FirstQuote Inc.

We have audited the accompanying consolidated balance sheets of FirstQuote Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstQuote Inc. and its subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN S.A.
Geneva, Switzerland
March 29, 2000

                       FIRSTQUOTE INC. AND SUBSIDIARIES

         Consolidated Balance Sheets As Of December 31, 1999 and 1998
                           (Currency - U.S. dollars)

                                    ASSETS
                                    ------

                                                           December 31,
                                                  ------------------------------
                                                       1999             1998
                                                  --------------   -------------
CURRENT ASSETS
  Cash and cash equivalents                         $  1,093,629    $    229,450
  Trade accounts receivable, net                         616,168         191,229
  Prepaid expenses and other receivables                 486,385          16,270
  Other current assets                                   324,223          45,838
                                                    ------------    ------------
     Total current assets                              2,520,405         482,787
                                                    ------------    ------------

NON-CURRENT ASSETS
  Property and equipment, net                          1,525,400       1,130,563
  Goodwill, net                                        3,307,110              --
  Other assets                                             8,699          28,487
                                                    ------------    ------------
     Total non-current assets                          4,841,209       1,159,050
                                                    ------------    ------------

     Total Assets                                   $  7,361,614    $  1,641,837
                                                    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       FIRSTQUOTE INC. AND SUBSIDIARIES

         Consolidated Balance Sheets As Of December 31, 1999 and 1998
                           (Currency - U.S. dollars)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                         December 31,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                --------------   -------------
CURRENT LIABILITIES
  Trade accounts payable                                                         $   1,547,058   $     658,700
  Accrued expenses                                                                     807,341         102,274
  Current portion of capital lease obligations                                         142,626         146,481
  Convertible loans from stockholders                                                       --       1,000,000
  Deferred income                                                                      895,747         170,808
                                                                                  ------------    ------------
    Total current liabilities                                                        3,392,742       2,078,263
                                                                                  ------------    ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS
  Capital lease obligations, net of current portion                                     29,177         166,621
                                                                                  ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value,
    10,000,000 shares authorized;
     Class A: 6,500 and 68,500 shares issued and outstanding                                 7              69
     Class B: 1,923,716 shares issued and outstanding                                    1,924           1,924
     Class C: 3,783,784 shares issued and outstanding                                    3,784              --
     Class D: 197,815 shares issued and outstanding                                        198              --
  Common Stock, $0.001 par value,
    20,000,000 shares authorized;
    6,423,409 and 5,781,309 shares issued and outstanding                                6,423           5,781
  Additional paid-in capital                                                        16,703,758       6,381,315
  Cumulative translation adjustment                                                    907,495        (148,610)
  Accumulated deficit                                                              (13,683,894)     (6,843,526)
                                                                                  ------------    ------------
    Total stockholders' equity                                                       3,939,695        (603,047)
                                                                                  ------------    ------------

    Total Liabilities and Stockholders' Equity                                   $   7,361,614   $   1,641,837
                                                                                  ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       FIRSTQUOTE INC. AND SUBSIDIARIES

                     Consolidated Statements Of Operations
                For The Years Ended December 31, 1999 and 1998
                           (Currency - U.S. Dollars)


                                                                          Year Ended December 31,
                                                                      ------------------------------
                                                                           1999             1998
                                                                      --------------   -------------
REVENUE                                                                $   1,778,459   $     534,715

OPERATING EXPENSES
  Cost of Revenue                                                          2,157,659       1,209,387
  Selling & Market Development Expenses                                      405,256         221,210
  General and Administrative Expenses                                      4,796,643       2,861,662
                                                                        ------------    ------------
                                                                           7,359,558       4,292,259

                                                                        ------------    ------------
OPERATING LOSS                                                            (5,581,099)     (3,757,544)

OTHER INCOME AND EXPENSES
  Interest Income / (Expense), net                                            99,536          (3,441)
  Foreign Exchange (Loss) / Gain, net                                     (1,358,805)        339,756
                                                                        ------------    ------------
                                                                          (1,259,269)        336,315

                                                                        ------------    ------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                             $  (6,840,368)  $  (3,421,229)
                                                                        ============    ============

Basic and diluted net loss per common share                            $       (1.14)  $       (0.59)
                                                                        ============    ============

Basic and diluted weighted average number of common shares                 5,995,689       5,781,309
                                                                        ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       FIRSTQUOTE INC. AND SUBSIDIARIES

                     Consolidated Statements Of Cash Flows
                For The Years Ended December 31, 1999 and 1998
                           (Currency - U.S. Dollars)


                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                          1999             1998
                                                                                     --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                              $(6,840,368)    $(3,421,229)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Exchange loss / (gain)                                                                1,358,805        (339,756)
    Depreciation of property and equipment                                                  646,699         520,421
    Amortisation of goodwill                                                                 21,336              --
    Provision for doubtful debtors                                                           88,875          15,840
    Interest accrued on loans payable                                                            --           5,417
    Stock issued for license                                                                125,000              --
  Change in operating assets and liabilities
    Trade accounts receivable                                                              (447,155)       (141,138)
    Prepaid expenses and other receivables                                                 (259,622)         75,999
    Trade accounts payable                                                                  320,886         463,766
    Accrued expenses                                                                        249,912         (77,174)
    Deferred income                                                                         179,516         137,052
                                                                                       ------------    ------------
    Net cash used-in operating activities                                                (4,556,116)     (2,760,802)

CASH FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                                    (532,243)       (464,211)
  Purchase of subsidiary                                                                   (245,031)             --
  Other non-current asset movements                                                          19,788          (2,613)
                                                                                       ------------    ------------
    Net cash used in investing activities                                                  (757,486)       (466,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Preferred Stock                                                             6,000,000              --
  Commission on issuance of Preferred Stock                                                 (70,000)             --
  Issuance of stock upon exercise of warrants                                               681,275
  Issuance of stock upon exercise of options                                                 20,000
  Collection of stock subscriptions receivable                                                   --       2,000,000
  Advances from stockholders and related parties                                                 --       1,000,000
  Reimbursements of advances from stockholders and related parties                               --         (96,089)
  Payment of capital lease obligations                                                     (150,795)        (75,537)
                                                                                       ------------    ------------
    Net cash provided by financing activities                                             6,480,480       2,828,374

Effect of exchange rate changes on cash and cash equivalents                               (302,699)         59,438

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS                                      864,179        (339,814)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              229,450         569,264
                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $ 1,093,629     $   229,450
                                                                                       ------------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       FIRSTQUOTE INC. AND SUBSIDIARIES

          Consolidated Statements Of Changes in Stockholders' Equity
                For The Years Ended December 31, 1999 and 1998
                           (Currency - U.S. Dollars)

                                                                       Class A               Class B                Class C
                                                Common stock       Preferred stock        Preferred stock       Preferred stock
                                            Shares      Amount    Shares      Amount     Shares     Amount     Shares     Amount
                                          ----------   --------  --------    --------  ----------  --------  ----------  --------
Balance at December 31, 1997               5,375,272      5,375   147,938         148   1,923,716     1,924           -         -

Issuance of common stock to repay
 convertible loan                            145,161        145
Conversion of preferred to common stock      158,876        159   (79,438)        (79)
Issuance of common stock as a result of
 price reset on private placement units      102,000        102
Net loss
Currency translation loss
                                          ----------   --------  --------    --------  ----------  --------  ----------  --------
Balance at December 31, 1998               5,781,309      5,781    68,500          69   1,923,716     1,924           -         -

Conversion of preferred to common stock      124,000        124   (62,000)        (62)
Issuance of preferred stock through
 private placement of offering                                                                                3,783,784     3,784
Issuance of common stock pursuant to
 agreement with Townsend Analytics, Ltd.     135,000        135
Issuance of common stock pursuant to
 exercise of warrants                        194,650        195
Issuance of common stock pursuant to
 exercise of stock options                    10,000         10

Issuance of stock pursuant to purchase
 of Stockdata B.V.                           178,450        178
Net Loss
Currency translation gain
                                          ----------   --------  --------    --------  ----------  --------  ----------  --------
Balance at December 31, 1999               6,423,409      6,423     6,500           7   1,923,716     1,924   3,783,784     3,784
                                          ==========   ========  ========    ========  ==========  ========  ==========  ========

                                                Class D                         Cumulative                  Total
                                            Preferred stock   Additional paid-  translation Accumulated Stockholders' Comprehensive
                                           Shares     Amount     in capital     adjustment    deficit      equity         loss
                                          --------   -------- ----------------  ----------- ----------- ------------- -------------
Balance at December 31, 1997                     -          -        6,156,642      131,707  (3,422,297)    2,873,499

Issuance of common stock to repay
 convertible loan                                                      224,855                                225,000
Conversion of preferred to common stock                                    (80)                                     -
Issuance of common stock as a result of
 price reset on private placement units                                   (102)                                     -
Net loss                                                                                     (3,421,229)   (3,421,229)   (3,421,229)
Translation loss                                                                   (280,317)                 (280,317)     (280,317)
                                          --------   -------- ----------------  ----------- ----------- ------------- -------------
Balance at December 31, 1998                     -          -        6,381,315     (148,610) (6,843,526)     (603,047)   (3,701,546)
                                                                                                                      =============
Conversion of preferred to common stock                                    (62)                                     -
Issuance of preferred stock through
 private placement of offering                                       6,926,216                              6,930,000
Issuance of common stock pursuant to
 agreement with Townsend Analytics, Ltd.                               249,865                                250,000
Issuance of common stock pursuant to
 exercise of warrants                                                  681,080                                681,275
Issuance of common stock pursuant to
 exercise of stock options                                              19,990                                 20,000
Issuance of stock pursuant to purchase
 of Stockdata B.V.                         197,815        198        2,445,354                              2,445,730
Net Loss                                                                                     (6,840,368)   (6,840,368)   (6,840,368)
Translation gain                                                                  1,056,105                 1,056,105     1,056,105
                                          --------   -------- ----------------  ----------- ----------- ------------- -------------
Balance at December 31, 1999               197,815        198       16,703,758      907,495 (13,683,894)    3,939,695    (5,784,263)
                                          ========   ======== ================  =========== =========== ============= =============

                       FIRSTQUOTE INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                       As of December 31, 1999 and 1998
               (Amounts in US Dollars, unless otherwise stated)

1.  Description of the Company and its subsidiaries

    FirstQuote Inc. (previously Virtual Telecom, Inc., the "Company") was incorporated in Delaware on July 3, 1996 for the purpose of holding all the shares of FirstQuote SA (previously Virtual Telecom SA), a Swiss corporation formed in 1994. The owners of FirstQuote SA contributed all of the FirstQuote SA shares in consideration for 3,194,540 common shares of FirstQuote Inc. The accompanying financial statements have been prepared as if the acquisition had occurred at FirstQuote SA's inception (May 19, 1994), using the historical costs of each entity.

    Unless the context otherwise requires, all references to the Company include its wholly owned subsidiaries, FirstQuote SA, a Swiss corporation, FirstQuote Limited, an English corporation founded in December 1997, and FirstQuote Stockdata BV, a Dutch corporation.

    The Company has incurred operating losses and negative cash flows since inception. As of December 31, 1999 the Company had a working capital deficit of $872,337. In March 2000, the Company sold 1,061,057 shares of Common Stock for a total consideration of $7,155,184. The plan of operations for 2000 and thereafter will require increases in expenditures above those incurred to date. The ability of the Company to continue operations as planned will be dependent on the ability of the Company to generate increased revenues, produce positive margins and/or raise additional finance.

2.  Summary of significant accounting policies

    a)  Principles of consolidation

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

    c)  Revenue recognition

        The Company develops, installs, and maintains systems that allow its clients to access the financial information and market data services that it provides over an Internet connection as well as to access the Internet at large. The Company therefore derives both single installation and recurring revenues.

        Installation revenues and related costs are recognized upon completion of installation. Where installation revenues exceed installation costs, then installation revenues are recognized over the service period.

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

        The functional currency of the Company's main operating subsidiary FirstQuote SA, is the Swiss Franc (CHF), and of FirstQuote Stockdata BV is the Dutch Guilder (NLG). The functional currency of FirstQuote Inc. and FirstQuote Limited is US dollars.

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

    g)  Goodwill

        Goodwill is computed as being the difference between the purchase price and the fair value of the net assets acquired.

        Goodwill is amortized over the estimated product or technology cycle of the underlying acquisition, generally being three years.

    h)  Income taxes

        The Company utilizes the liability method to account for income taxes. Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts to be more likely than not realized.

        The Company's subsidiary, FirstQuote SA, is incorporated in Switzerland. The tax charge in Switzerland is an accumulation of the taxes due to the city, the canton (state) and the federal authorities.

    i)  Stock-based Compensation

        The Company account for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which provides for a fair value based method of accounting for grants of equity instruments to employees or suppliers in return for goods or services. With respect to stock-based compensation to employees, SFAS No. 123 permits the continued application of the provisions prescribed by APB Opinion No. 25. However, pro forma disclosures of net income and earnings per share must be presented as if the fair value based method had been applied in measuring compensation cost.

        The Company has elected to continue with the accounting method prescribed by APB Opinion No. 25 and presented the required pro forma disclosures of SFAS 123 in Note 12.d).

    j)  Fair value of financial instruments

        The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items.

    k)  Segment Reporting

        Statement No. 131, Disclosures about Segments of an Enterprise and Related Information requires certain disclosures about segments of an enterprise, if applicable and major customers. The Company manages its activities as one segment under the guidelines of this standard.

    l)  Advertising expenditure

        Advertising is expensed as incurred.

    m)  Net loss per common share

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

3.      Trade Receivables

                                                                         December 31,
                                                               --------------------------------
                                                                   1999                1998
                                                               ------------         -----------
        Trade accounts receivable                              $    727,050         $   205,764
        Less: Allowance for doubtful accounts                      (110,882)            (14,535)
                                                               ------------         -----------
        Trade accounts receivable, net                         $    616,168         $   191,229
                                                               ============         ===========

4.  Acquisition of Stockdata Amsterdam BV

    In December 1999, the Company acquired all of the outstanding capital shares of Stockdata Amsterdam BV, a limited liability company organized under the laws of The Netherlands and located in Amsterdam, The Netherlands. Stockdata is engaged in the distribution of real-time market data products to the Benelux region, primarily through the use of datacast technologies via cable networks. Subsequent to the acquisition, the name of the acquired company was changed to FirstQuote Stock data BV.

    The acquisition was conducted pursuant to a Securities Purchase Agreement dated December 24, 1999 between FirstQuote and the stockholders of Stockdata. Pursuant to the agreement, the Stockdata stockholders transferred to FirstQuote all of the outstanding capital shares of Stockdata in consideration of FirstQuote's payment of up to US$3,750,000, payable as follows: US$245,031 in cash; US$1,059,239 in the assignment of Stockdata receivables; and FirstQuote's issuance of 197,815 shares of Series D preferred stock and 148,450 shares of common stock, all such shares being valued at approximately US$6.50 per share. An additional 30,000 FirstQuote common shares are issuable to the sellers' subject to their satisfaction of certain post-closing conditions.

    The acquisition was accounted for under the purchase method of accounting. The results of operations of Stockdata for the period from the date of the acquisition have been included in the consolidated financial statements. The excess of cost over the estimated fair value of net assets acquired amounted to $3,328,446 and was allocated to goodwill to be amortised over three years.

    The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1 of each year:

                                                                         December 31,
                                                               --------------------------------
                                                                   1999               1998
                                                               -------------      -------------
        Revenue                                                  $ 4,036,237        $ 3,170,274
        Net loss, after amortised goodwill                        (7,874,477)        (4,597,184)
        Amortised goodwill included in net loss                   (1,136,591)        (1,314,245)
        Basic and diluted net loss per share                           (1.28)             (0.77)

    The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition occurred on those dates, nor is it indicative of the results that may occur in the future.

5.  Property and Equipment

    Property and equipment consists of the following:

                                                                      December 31,
                                                    -----------------------------------------------
                                                          1999                          1998
                                                    ----------------               ----------------
    Software                                           $      20,008                 $       23,761
    Computer equipment                                     1,775,514                        773,837
    Computer equipment under capital leases                   41,840                         48,393
    Furniture and fixtures                                   159,435                        112,387
    Vehicles under capital leases                             74,851                         61,065
    Network equipment under capital leases                   759,186                        878,085
                                                    ----------------                ---------------
                                                           2,830,834                      1,897,528
    Less: Accumulated Depreciation                        (1,305,434)                      (766,965)
                                                    ----------------                ---------------
                                                      $    1,525,400                 $    1,130,563
                                                    ----------------                ---------------

    Depreciation for the year amounted to $646,699 and (1998: $520,421), including $295,837 (1998: $301,828) in depreciation of assets under capital leases.

6.  Goodwill

    Goodwill consists of the following:

                                                                            December 31,
                                                                -------------------------------------
                                                                     1999                   1998
                                                                ---------------        --------------
    Goodwill upon acquisition of subsidiary                      $   3,328,446          $          --
    Less: Accumulated amortisation                                     (21,336)                    --
                                                                --------------          -------------
    Goodwill, net                                                $   3,307,110          $          --
                                                                --------------          -------------

7.  Capital lease obligations

    The Company's Swiss subsidiary is obligated under capital leases (network, computer and cars) and operating leases (offices) expiring at various dates through September 2002.

    Minimum lease payments for leases that have initial or remaining non-cancelable terms in excess of one year are:

                                                           Operating Leases                   Capital Leases
                                                         --------------------               ------------------
    Future minimum lease payments:
         2000                                               $         394,681                  $       157,173
         2001                                                         337,671                           13,533
         2002                                                         196,580                            9,532
         2003                                                         125,302                              808
         2004                                                              --                               --
                                                            -----------------                  ---------------
    Minimum lease payments                                  $       1,054,234                  $       181,046
                                                            -----------------
    Less: Amount representing interest (5.6% to 8.1%)                                                    9,243
                                                                                               ---------------
                                                                                                       171,803
    Less: Current maturities                                                                           142,626
                                                                                               ---------------
    Long-term capital lease obligations                                                        $        29,177
                                                                                               ===============

8.  Advances and convertible loans from stockholders and related parties

    As at December 31, 1998 the Company owed $1,000,000 in respect of a loan convertible into preferred stock of the Company upon the conclusion of additional equity financing, or redeemable, at the option of the lender. In January 1999, the loan was converted into 540,541 shares of Series C Preferred Stock (see Note 12.b)

9.  Related party transactions

    a)  Software Solution provider

        In January 1997 the Company entered into a software distributor agreement with a financial software solution provider as disclosed in
        Note 10.c)

    b)  Employment agreements

        Commencing May 1, 1996, the Company entered into five-year term employment agreements with two stockholders. Both agreements provide for compensation of at least approximately $5,600 per month plus monthly car allowances of approximately $400 per month. The agreements can be extended up to three additional three-year terms and are subject to yearly consumer price index increases. Total compensation paid under these agreements amounted to $221,426 (1998: $144,480).

    c)  Office lease

        The Company entered into a month to month sublease agreement with a company affiliated with a stockholder, whereby the Company recovers certain costs for the use of its premises, utilities and computer systems usage. The agreement was terminated in June 1999. Amounts charged to the affiliate during the year amounted to approximately $5,400 (1998: $9,000).

10. Major agreements

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

    b)  License to use and disseminate stock market information

        In August 1996, the Company entered into a 30-month license agreement to use and disseminate stock market information. After the initial term, the agreement is renewable in twelve-month increments, with a 90-day cancellation notice period. According to the default terms of the agreement, a twelve-month renewal period commenced in February 2000.

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

11. Income Taxes

    Deferred income tax assets and liabilities are provided for temporary differences between financial statement income and amounts currently taxable.

    For US tax reporting purposes the Company has a net operating loss carry forward of approximately $1,786,144 (1998: $1,034,443) to offset federal income taxes which expire at different dates through the year 2013. These net operating losses could be restricted due to a change in the Company's ownership.

    For Swiss reporting purposes the Company has a net operating loss carry forward of $11,987,490 (1998: $5,826,944) to offset future income taxes in Switzerland which expires between the years 2003 and 2006.

    Temporary differences that give rise to deferred income tax assets and liabilities are:

                                                            December 31,
                                              ---------------------------------------------
                                                   1999                           1998
                                              --------------                 --------------
    Net operating loss carry forward          $    3,484,374                 $    1,760,666
    Less: Valuation allowance                     (3,484,374)                    (1,760,666)
                                              --------------                 --------------
    Net deferred tax asset                    $           --                 $           --
                                              --------------                 --------------

    A valuation allowance is used to reduce the deferred tax asset to a level which, more likely than not, will be realized. A valuation allowance for the full amount of deferred tax assets has been recorded since certain doubts exist regarding the use of the tax losses carried forward to offset future taxable income.

12. Stockholders' equity

    a)  Common Stock

        The Company is authorized to issue 20,000,000 shares of Common Stock, $.001 par value ("Common Stock"). As of December 31, 1999, 6,423,409 shares were issued and outstanding and held by approximately 313 stockholders of record.

        As of December 31, 1999, there are no outstanding options, warrants or other securities, which upon exercise or conversion entitle their holder to acquire shares of Common Stock, other than the Unit Warrants, Series A, B and C Preferred Stock and options issued under the Stock Option Plan, described below.

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

        In March 1999, the Company issued 135,000 shares in settlement of half of the amount due to the financial software solution provider as reflected in Note 10.c).

        In December 1999, the Company issued 178,450 shares as an element of the purchase consideration for the acquisition of Stockdata BV, as reflected in Note 4.

        In March 2000, by way of a private placement, the Company sold 1,061,057 shares of its Common Stock for a total consideration of $7,155,184.
b)      Preferred Stock

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

        As at December 31, 1999 277,281 shares of Series A Preferred Stock had been converted into 554,562 Common Shares (of which 62,000 shares of Series A Preferred Stock were converted during 1999), and 6,500 shares of Series A Preferred Stock remained outstanding. In February 2000, a further 5,000 shares of Series A Preferred Stock were converted.

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

        In January 1999, the Board of Directors of the Company designated a third series of preferred shares as "Series C Preferred Stock" consisting of 3,783,784 authorized shares with a par value of $0.001. On January 25, 1999, the Company sold 3,783,784 shares of its Series C Preferred Stock to five parties, including Alta-Berkeley, two other venture capital funds, a bank and a private investor, for a total consideration of $7,000,000.

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

        As at December 31, 1999 194,650 Unit Warrants had been exercised and 293,131 Unit Warrants remained outstanding. In February 2000, a further 130,000 Unit Warrants were exercised.

d)      Stock Option Plan

        During 1997, the Company adopted a Stock Option Plan (the "Plan"). As at December 31, 1999 a total of 2,000,000 shares of Common Stock may be issued under the Plan and have been reserved by the Directors for that purpose.The Board of Directors determines the terms and exercise prices of all options to be granted.

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

        Pro forma information concerning the Company's net loss and earnings per share had compensation cost on all options granted been determined consistent with SFAS No. 123, is as follows:

                                                                   Year Ended December 31,
                                                              ----------------------------------
                                                                    1999             1998
                                                              ---------------  ----------------
          Net loss, as reported                                 $ 6,840,368       $ 3,421,229
          Net loss, pro forma                                     8,370,902         3,470,629

          Basic and diluted loss per share, as reported         $      1.14       $      0.59
          Basic and diluted loss per share, pro forma                  1.40              0.60

        The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

        The following additional information has been used in determining the above disclosures regarding the Plan:

                                                                                          Year Ended December 31,
                                                                                     --------------------------------
                                                                                           1999             1998
                                                                                     ---------------  ---------------
        Weighted-average assumption information used:
          Risk-free rate                                                                    5.00%               5.00%
          Expected life (days)                                                               992               1,113
          Expected volatility                                                                101%                 57%

        Weight-average grant-date fair value of options                             $       3.18         $      0.13

        Options granted during the year:
          Directors and employees                                                        481,300             380,000
        Fair value of options granted during the year:
          Directors and employees                                                   $  1,530,534         $    49,400

        A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 is presented below:

                                                                                       Year ended December 31,
                                                             ----------------------------------------------------------------------
                                                                            1999                                 1998
                                                             ---------------------------------      -------------------------------
                                                                                    Weighted-                            Weighted-
                                                              Number of             Average             Number of        Average
                                                               Options          Exercise Price          Options      Exercise Price
                                                             -----------       ----------------       -----------    --------------
        Outstanding at the beginning of the year                 655,000       $          2.00           310,000      $       3.33
        Add:  Granted during the year                            481,300                  5.85           380,000              2.00
        Less: Exercised during the year                           10,000                  2.00                --                --
              Forfeited during the year                               --                    --            35,000              2.00
                                                             -----------       ---------------        ----------      ------------
        Outstanding at the end of the year                     1,126,300       $          2.97           655,000      $       2.00
        Weighted average remaining contractual life                  718 days                                910 days
        Exercisable at the end of the year                       645,000       $          2.12           200,000      $       2.00
                                                             -----------       ---------------        ----------      ------------

        In March 1998, the strike price applicable to all of the options existing at that time was reset to $2.00. Since the revised fair value of the options based on the reset strike price was lower than the amount originally recorded as compensation cost, no adjustment was made as a result of the reset.

13. Retirement plans

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

    The Company has no pension or retirement liability other than its obligation to make employer and employee contributions to the AVS and LPP funds. Amounts charged to income during the year in respect of the AVS and LPP plans (including supplemental programs) for executive officers and other employees was $361,068 (1998: $176,561).

    All of the Company's Dutch-based employees, including its executive officers, are required to participate in the pension or retirement plans required by law in the Netherlands, which are similar to defined contribution plans.

    The Algemene Ouderdoms Wet ("AOW") is a state-administered plan under which the employees contribute an amount of 17,9% of salary to the AOW fund. The Collectieve Pensioenregeling is administered by an independent insurance company whereby amounts starting at 6% of the employee's compensation are contributed to the Collectieve Pensioenregeling. The employee contributes the first 6% and the company provides the balance such that, combined with the AOW, a pension of 70% of the employee's annual compensation can be provided commencing at the age of 65.

    The company has no pension or retirement liability other than its obligation to make employer and employee contributions to AOW and Collectieve Pensioenregeling. Amounts charged to income during the year in respect of the AOW and Collectieve Pensioenregeling were approximately NLG 65.000 (1998: NLG 90.000). The Company does not maintain any plans for other post-employment or post-retirement employee benefits.

14. Subsequent events

    On March 20, 2000, the Company sold 1,061,057 shares of its Common Stock for a total consideration of $7,155,184, as disclosed in Note 12.a).

15. Supplementary disclosure to cash flow statement

                                                                                     Year ended
                                                                 -------------------------------------------------
                                                                    December 31, 1999          December 31, 1998
                                                                 ----------------------     ----------------------
    Cash paid during the year for:

      Interest                                                    $      12,020              $       5,417

    Non-cash operating activities:
      Marketing services received as payment for                        150,479                          -
      revenue recognized


    Non-cash investing and financing activities:

      Conversion of amount due to stockholders to                     1,000,000                          -
      Preferred Stock

      Capital leases relating to finance equipment                        7,233                    197,545

      Common stock issued in consideration for                          250,000                          -
      prepaid license fees

      Common stock issued to repay a bridging loan                             -                    225,000

      Issuance of stock pursuant to purchase of
      Stockdata B.V.                                                  2,445,730                          -

PART III.

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Directors And Executive  Officers
---------------------------------

     Sets forth below are the directors and officers of the Company.

     Name                  Age     Position
     ----                  ---     --------
     Neil Gibbons           51     Chairman of the Board, Chief Executive Officer and President
     Daniel Huber           32     Vice President, Chief Operating Officer, Secretary and Director
     Mark Benn              36     Chief Financial Officer
     William Cordeiro       54     Director
     Stuart Townsend        53     Director
     Bryan Wood             54     Director
     Frank Verschoor        39     Director
     Paul Goossens          44     Director

     Mr. Gibbons co-founded FirstQuote SA in 1994 and has served as Chief Executive Officer, President and director of the Company since its inception in July 1996. From 1991 to 1994, Mr. Gibbons was engaged as an independent investment manager and marketing consultant in the financial services industry. Mr. Gibbons holds an MBA (Cum Lauda) from IMD, Lausanne, Switzerland.

     Mr. Huber co-founded FirstQuote SA in 1994 and has served as Vice President, Chief Operating Officer, Secretary and director of the Company since its inception in July 1996. Since 1992, Mr. Huber has also served as Chief Executive Officer of Profilinvest SA, an investment management firm founded by Mr. Huber. Mr. Huber holds a degree in portfolio management and financial analysis.

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

Item 10.  Executive Compensation.

Cash Compensation of Executive Officers
---------------------------------------

    The following table sets forth the cash compensation paid by the Company to its executive officers for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997:

                                Annual Compensation                             Long Term Compensation
                    ---------------------------------------------      ------------------------------------------
                                                                                              Commomn Shares           All Other
                                                                        Restricted Stock    Underlying Options       Compensation
Name & Position      Year       Salary        Bonus        Other            Awards($)        Granted (Shares)             (1)
---------------     ------    -----------   ----------    -------       ----------------   --------------------   ------------------
Neil Gibbons, CEO      1999   CHF 156,000   CHF 13,000         --                    --                15,000          CHF 7,200
                       1998   CHF 120,000           --         --                    --                40,000          CHF 7,200
                       1997   CHF  96,000           --         --                    --                50,000          CHF 7,200

Daniel Huber, COO      1999   CHF 156,000   CHF 13,000         --                    --                15,000          CHF 7,200
                       1998   CHF 120,000           --         --                    --                40,000          CHF 7,200
                       1997   CHF  96,000           --         --                    --                50,000          CHF 7,200

Mark Benn, CFO (2)     1999   CHF 108,000   CHF  9,000         --                    --                15,000                 --
                       1998   CHF  81,000           --         --                    --                95,000                 --

(1) Represents an allowance of CHF 600 per month
(2) Commenced April 1998

    The following table sets forth the options granted by the Company to its executive officers for services rendered during the current fiscal year:

                                          Option/SAR Grants in Last Fiscal Year
                                                    Individual Grants
-------------------------------------------------------------------------------------------------------------------
                                                    % of Total Options
                             Number of Securities    /SARs Granted to
                              Underlying Options    Employees in Fiscal    Exercise or Base
Name                          /SARs Granted (#)           Year              Price ($/Share)     Expiration Date
------------------           --------------------  --------------------  -------------------  ---------------------
Neil Gibbons, CEO                  15,000                  3%                    4.00             12/31/2001
Daniel Huber, COO                  15,000                  3%                    4.00             12/31/2001
Mark Benn, CFO                     15,000                  3%                    4.00             12/31/2001

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 1, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

     Name And Address                              Number Of Shares    Percentage Owned
     ----------------                              ----------------    -----------------
     Neil Gibbons (1)                                  1,486,770 (2)          19.2%
     Daniel Huber (1)                                  1,186,770 (2)          15.4%
     William Cordeiro (3)                                 12,000 (4)            (5)
     Stuart Townsend (6)                                 185,000 (7)           2.4%
     Bryan Wood (8)                                    2,464,257 (9)           25.8%
     Frank Verschoor (10)                              1,351,351 (11)          17.0%
     Paul Goossens (12)                                1,081,081 (13)          14.4%
     Alta-Berkeley (8)                                 2,464,257 (9)           25.8%
     NeSBIC CTE Fund (10)                              1,351,351 (11)          17.0%
     GIMV (12)                                         1,087,081 (13)          14.4%
     European Financial Services Venture Fund
      (General Partners) Limited                         449,500 (14)           5.9%
     Directors and executive officers as a group       7,868,230               52.8%

________________________________________________________________________________
(1)  Address is 12, Av. des Morgines, 1213 Petit-Lancy 1, Geneva, Switzerland.

(2) Includes 90,000 shares of Common Stock underlying presently exercisable options.

(3)  Address is 23852 Pacific Coast Highway, Suite 283, Malibu, California
     90265.

(4) Includes 10,000 shares held by Bartik, Cordeiro Associates, Inc., of which Mr. Cordeiro is a shareholder.

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

(12) Address is GIMV, Karel Oomsstraat 37, B-2018 Antwerp, Belgium

(13) Represents shares of Common Stock issuable upon conversion of Series C Preferred Stock held by the GIMV, and 6,000 shares held directly. Mr. Paul Goossens is an investment manager of the GIMV.

(14) Address is 15 Whitcomb Street, London, WC2H 7HA.

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

    Alta-Berkeley Associates, NeSBIC CTE Fund, GIMV: During January 2000, the Company received $170,000 from each of the above three existing investors. These amounts were either repaid or converted into Common Stock in conjunction with the private placement of Common Stock effected during March 2000.

Item 13.  Exhibits and Reports On Form 8-K.

(a)  Index to Exhibits
     -----------------
     3.1 (1)    Certificate of Incorporation of the Company

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

     10.12 (3)  Investor Rights Agreement dated December 18, 1997

     10.13 (3)  Software License Agreement between the Company and IQ Net

     10.14 (4)  Series C Preferred Stock Purchase Agreement dated January 25, 1999

     10.15 (4)  Amended and Restated Investor Rights Agreement dated January 25, 1999

     10.16      Amendment to the Software Distributor Agreement of January 16, 1997 dated December 10, 1998 between Virtual Telecom
                SA and Townsend Analytics, Ltd.

     10.17 (5)  Sale and Purchase Agreement of the shares of Stockdata BV dated December 24, 1999, between FirstQuote Inc. and the stockholders of Stockdata B.V.

     10.18      Registration Rights Agreement pursuant to the Private Placement of Common Stock which was closed on March 20, 2000

     16.1 (2)   Letter from Raimondo, Pettit & Glassman regarding Change of Independent Public Accountant

     21.1 The Company has three subsidiaries, First Quote SA, a Swiss corporation, FirstQuote Limited, an English corporation, and FirstQuote Stockdata BV, a Dutch corporation.

     27.1       Financial Data Schedule

________________________________________________________________________________
(1) Previously filed as part of registration statement on Form 10-SB (SEC File No. 0-22351) filed with the Securities and Exchange Commission on April 7, 1997.

(2) Previously filed as part of Current Report on Form 8-K/A (SEC File No. 0-22351) filed with the Securities and Exchange Commission on December 23, 1997.

(3) Previously filed as part of annual report on Form 10-KSB (SEC File No. 0-22351) filed with the Securities and Exchange Commission on March 31, 1998.

(4) Previously filed as part of annual report on Form 10-KSB (SEC File No. 0-22351) filed with the Securities and Exchange Commission on March 31, 1999.

(5) Previously filed as part of Current Report on Form 8-K dated December 30, 1999 (SEC File No. 0-22351) filed with the Securities and Exchange Commission.

(b)  Reports On Form 8-K
     -------------------

     The Company filed a Current Report on Form 8-K dated December 30, 1999 to report its acquisition of Stockdata Amsterdam BV.

                                   Signatures

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRSTQUOTE INC.

Date:  March 30, 2000               By: /s/ Neil Gibbons
                                        ------------------

                                    Neil Gibbons, Chief Executive Officer

    In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                    DATE
     ---------                         -----                    ----

/s/ Neil Gibbons               Chief Executive Officer     March 30, 2000
-----------------------
Neil Gibbons

/s/ Daniel Huber               Chief Operating Officer     March 30, 2000
-----------------------
Daniel Huber

/s/ Mark Benn                  Chief Financial Officer     March 30, 2000
-----------------------
Mark Benn

                               Director
-----------------------
William Cordeiro

                               Director
-----------------------
Stuart Townsend

/s/ Bryan Wood                 Director                    March 30, 2000
-----------------------
Bryan Wood

/s/ Frank Verschoor            Director                    March 30, 2000
-----------------------
Frank Verschoor

                               Director
-----------------------
Paul Goossens