Form 10QSB
period 2000-03-31
FIRSTQUOTE INC
filed 2000-05-15
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                        Commission File Number 0-22351

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X  No___

As of May 12, 2000 the Registrant had 13,346,967 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes  __  No  X
                                                            ---

Part I-- Financial Information

Item 1.  Financial Statements

                                FIRSTQUOTE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              March 31,     December 31,
                                                2000           1999
                                                ----           ----
                                             (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $ 7,244,386    $ 1,093,629
  Trade accounts receivable, net                 726,610        616,168
  Prepaid expenses                               434,351        486,385
  Other current assets                           379,047        324,223
                                             -----------    -----------
     Total current assets                      8,784,394      2,520,405
                                             -----------    -----------

NON-CURRENT ASSETS
  Property and equipment, net                  1,452,749      1,525,400
  Goodwill, net                                3,029,739      3,307,110
  Other assets                                     7,191          8,699
                                             -----------    -----------
     Total non-current assets                  4,489,679      4,841,209
                                             -----------    -----------

     Total Assets                            $13,274,073    $ 7,361,614
                                             ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (cont.)

                                                                                   March 31,       December 31,
                                                                                    2000              1999
                                                                                 --------------   ---------------
                                                                                  (Unaudited)      (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                                         $    1,545,745   $     1,547,028
  Accrued expenses                                                                    1,115,945           807,341
  Current portion of capital lease obligations                                          107,238           142,626
  Convertible loans from stockholders                                                   170,000                --
  Deferred income                                                                       969,171           895,747
                                                                                 --------------   ---------------
     Total current liabilities                                                        3,908,099         3,392,742
                                                                                 --------------   ---------------

LONG-TERM CAPITAL LEASE OBLIGATIONS
  Capital lease obligations, net of current portion                                      16,032            29,177
                                                                                 --------------   ---------------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value,
     10,000,000 shares authorized;
       Class A: 1,500 and 6,500 shares issued and outstanding                                 2                 7
       Class B: 1,923,716 shares issued and outstanding                                   1,924             1,924
       Class C: 3,783,784 shares issued and outstanding                                   3,784             3,784
       Class D: 197,815 shares issued and outstanding                                       198               198
  Common Stock, $0.001 par value,
     20,000,000 shares authorized;
     7,689,466 and 6,423,409 shares issued and outstanding                                7,689             6,423
  Additional paid-in capital                                                         24,212,419        16,703,758
  Cumulative translation adjustment                                                   1,394,309           907,495
  Accumulated deficit                                                               (16,270,383)      (13,683,894)
                                                                                 --------------   ---------------
     Total stockholders' equity                                                       9,349,942         3,939,695
                                                                                 --------------   ---------------

     Total Liabilities and Stockholders' Equity                                  $   13,274,073   $     7,361,614
                                                                                 ==============   ===============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                 --------------------------------
                                                                       2000            1999
                                                                 --------------------------------
REVENUE                                                          $   1,277,310      $     260,404

OPERATING EXPENSES
  Cost of Revenue                                                    1,026,168            361,180
  Selling & Market Development Expenses                                135,695              1,032
  General & Administrative Expenses                                  2,166,269            999,908
                                                                 -------------      -------------
                                                                     3,328,133          1,362,120

                                                                 -------------      -------------
OPERATING LOSS                                                      (2,050,823)        (1,101,716)

OTHER INCOME AND EXPENSES
  Interest Income / (Expense), net                                      (8,921)            24,425
  Foreign Exchange (Loss) / Gain, net                                 (526,746)          (498,030)
                                                                 -------------      -------------
                                                                      (535,667)          (473,605)

                                                                 -------------      -------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                          (2,586,490)        (1,575,321)
                                                                 =============      =============
                                                                                               --
Basic and diluted net loss per common share                      $       (0.40)     $       (0.27)
                                                                 =============      =============
Basic and diluted weighted average number of common shares           6,468,507          5,899,809
                                                                 =============      =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            For the Three Months Ended
                                                                                                    March 31,
                                                                                         ----------------------------------
                                                                                               2000            1999
                                                                                         ---------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                $   (2,586,490)     $  (1,575,321)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Exchange loss / (gain)                                                                      526,746            498,030
     Depreciation of property and equipment                                                      225,547            143,371
     Amortization of goodwill                                                                    277,370                 --
     Provision for doubtful debtors                                                               55,263             21,022
     Stock issued for license costs                                                               31,250             31,250
  Change in operating assets and liabilities
     Trade accounts receivable                                                                  (165,705)           (50,351)
     Prepaid expenses and other receivables                                                      (34,040)           (37,551)
     Trade accounts payable                                                                       (1,283)            21,588
     Accrued expenses                                                                            308,604             48,133
     Deferred income                                                                              73,423            (12,759)
                                                                                         ---------------      -------------
     Net cash used-in operating activities                                                    (1,289,315)          (912,587)

CASH FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                                         (152,896)           (16,378)
  Other non-current asset movements                                                                1,508           (190,263)
                                                                                         ---------------      -------------
     Net cash used in investing activities                                                      (151,388)          (206,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock                                                       7,155,180          7,000,000
  Commission on issuance of Common and Preferred Stock                                          (245,259)           (70,000)
  Issuance of stock upon exercise of warrants                                                    455,000              7,000
  Issuance of stock upon exercise of options                                                     145,000                 --
  Advances from stockholders and related parties                                                 170,000                 --
  Reimbursements of advances from stockholders and related parties                                    --         (1,000,000)
  Payment of capital lease obligations                                                           (48,531)           (33,885)
                                                                                         ---------------      -------------
     Net cash provided by financing activities                                                 7,631,390          5,903,115

Effect of exchange rate changes on cash and cash equivalents                                     (39,930)           (57,701)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      6,150,757          4,726,185

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 1,093,629            229,450
                                                                                         ---------------      -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $    7,244,386      $   4,955,635
                                                                                         ---------------      -------------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK

During the three months ended March 31, 2000, 5,000 shares of Series A Preferred stock were converted into 10,000 shares of Common Stock.

During the three months ended March 31, 2000, the Company issued 130,000 shares of its Common Stock upon the exercise of 130,000 warrants previously issued with the Series A Preferred stock and certain stock units. The warrants were exercisable at $3.50.

During the three months ended March 31, 2000, the Company issued 65,000 shares of its Common Stock upon the exercise of 65,000 options by employees of the Company. The options carried strike prices ranging from $2.00 to $3.50.

In March 2000, the Company issued 1,061,057 shares of its Common Stock to a number of existing and additional venture capital and private investors for a total consideration of $7,155,180.

In April 2000, the Company converted 1,923,716 shares of Series B Preferred Stock and 3,783,785 shares of Series B Preferred Stock to 5,707,501 shares of its Common Stock.

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

Effective December 24,1999, the Company acquired 100% of Stockdata Amsterdam BV, a company located in Amsterdam, for a consideration of up to $3,750,000. Stockdata is engaged in the distribution of real-time market data products to the Benelux region, primarily through the use of datacast technologies via cable networks. The company?s name was changed to FirstQuote Stockdata BV upon acquisition.

Regarding the Company's plan of operations for the 2000 fiscal year, it will continue to targeted strategic alliances in key European financial centers from which to leverage its growth. It plans to market its financial market information, analytical tools and electronic brokerage systems both under its own product names and as co-branded implementations with institutional clients.

Currency Exchange Rates: Although the Company reports its results in US dollars, virtually all of its revenues and expenses are denominated in other currencies, primarily Swiss francs, Euros and Pounds sterling. Consequently, the Company's net results are directly affected by changes in the exchange rate between the US dollar on the one hand, and the Swiss franc, Euros or Pounds sterling on the other. Transactions of the Company and its subsidiaries are recorded based on the functional currency of each particular company. The Company?s main operating subsidiary maintains a Swiss franc functional currency and has a US dollar denominated current account with its parent company. This results in foreign exchange differences being recorded based on variations in the USD/CHF rate of exchange, which are carried forward on consolidation.

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

Results of Operations

The results of operations for the three months ended March 31, 2000 include those of FirstQuote Stockdata.

Revenue for the three months ended March 31, 2000 was $1,277,310, an increase of 391% over that of $260,404 for the corresponding prior year period. Revenue is comprised primarily of the provision of financial market data services and related network services, the development and operation of market data enabled web-sites, as well as transaction related revenue linked to the provision of outsourced electronic brokerage services for its clients.

Revenue for the first quarter of 2000 is 125% above that of the fourth quarter of 1999. Comparable revenue excluding FirstQuote Stockdata increased 42% on a quarter to quarter basis and 186% compared to the corresponding prior year period.

Cost of revenue for the three months ended March 31, 2000 was $1,026,168, an increase of 184% above the amount of $361,180 for the corresponding prior year period. Cost of revenue as a percentage of revenue has decreased from 139% in the prior year to 80%, reflecting the economies of operation at a larger scale. Cost of revenue includes content acquisition costs, network expenses, and commissions.

Selling & Market Development expenses for the three months ended March 31, 2000 were $135,695. Comparable expenses in the prior year period were insignificant. Corporate and product marketing expenses have increased in conjunction with the corporate name change to FirstQuote and the continued rollout of the Company?s services in Europe.

General and administrative expenses for the three months ended March 31, 2000 were $2,166,269, an increase of 117% from the amount of $999,908 for the corresponding prior year period. Staff costs represent the major component of this expense and have increased 118% from $466,937 to $1,019,373. Operating expenses have increased 65% from $389,599 to $643,979, and depreciation charges (excluding amortisation of goodwill) have increased by 57% from $143,371 to $225,542. Amortisation of goodwill related to the acquisition of FirstQuote Stockdata amounted to $277,370 for the three months ended March 31, 2000.

Operating loss for the three months ended March 31, 2000 was $2,050,823, an increase of 86% from the amount of $1,101,716 for the prior year period. Expressed as a percentage of revenue the operating loss has improved from 423% to 161% of revenue.

Foreign exchange gains and losses arise essentially from the revaluation of amounts due by FirstQuote SA to FirstQuote Inc., which are denominated in US dollars. The functional currency of FirstQuote SA is the Swiss Franc, and the resultant loss on revaluation in Swiss Francs is carried forward in consolidation. The USD/CHF rate of exchange was 1.3760 at December 31, 1998,
1.5915 at December 31, 1999 and 1.6641 at March 31, 2000.

The continued increase in the value of the US Dollar against most European currencies has resulted in revenues and costs reported in US Dollars being lower than had the value of the USD remained more constant. Percentage changes in revenues and costs expressed in the Company's functional currencies are higher than those expressed in this report in USD.

Net loss for the three months ended March 31, 2000 was $2,586,490, compared with $1,575,321 for the corresponding prior year period.

Liquidity and Financial Condition

As of March 31, 2000, the Company had working capital of $4,876,295 and stockholders' equity of $9,349,941.

In January 2000 the Company obtained bridge financing of $510,000 from three of its existing financial investors, essentially to finance the acquisition of Stockdata, and pending the closing of a private placement of 1,061,057 of its Common shares for a total amount of $7,155,180, which was concluded during March 2000. Two thirds of the bridge financing was converted to common shares as part of the private placement and the remaining $170,000 was repaid during April 2000 at the option of the Company.

During the three months ended March 31, 2000, the Company also received $455,000 following the exercise of 130,000 warrants at $3.50. As at May 12, 2000, a further 158,131 such warrants are in existence, all exercisable at $3.50.

During the three months ended March 31, 2000, the Company also received $145,000 following the exercise of 65,000 employee stock options at strike prices varying between $2.00 and $3.50.

The Company continues to generate negative cashflows from operations since its cost base exceeds its revenues from operating activities. The net `cash burn' rate from operations was approximately $485,000 per month during the first quarter of 2000 compared with an average of approximately $461,000 per month during the fourth quarter of 1999.

The plan of operations for the next 12 months will require increases in the amounts of operating and capital expenditure above those incurred to date. As of the date of this report, and subsequent to the recently concluded private placement, the Company believes that it has sufficient capital in order to finance operations and capital expenditures for the remainder of the current fiscal year. However, should additional capital be required, at this time there are no firm commitments or agreements on the part of any party to provide any additional debt or equity capital to the Company and there can be no assurance that the Company will be able to obtain additional capital. The Company's inability to increase revenue or obtain additional debt or equity capital on a timely basis will, in all likelihood, materially adversely affect its future planned growth of operations and revenues.

Year 2000 Compliance

Subsequent to the efforts invested in ensuring that its systems were compliant with the information processing requirements of the next millenium, the Company experienced no adverse effects resulting from the passage of time to January 1.2000.

The Company estimates that it has spent to date approximately $100,000 in internal and equipment costs resulting from year 2000 issues. No further expenditure is planned to address other date-specific processing issues that may arise.

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

-------------------------------------------------------------------------------

PART II - Other Information

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended March 31, 2000, 5,000 shares of Series A Preferred stock were converted into 10,000 shares of Common Stock.

         During the three months ended March 31, 2000, the Company issued 130,000 shares of its Common Stock upon the exercise of 130,000 warrants previously issued with the Series A Preferred stock and certain stock units. The warrants were exercisable at $3.50.

         During the three months ended March 31, 2000, the Company issued 65,000 shares of its Common Stock upon the exercise of 65,000 options by employees of the Company. The options carried strike prices ranging from $2.00 to $3.50.

         In March 2000, the Company issued 1,061,057 shares of its Common Stock to a number of existing and additional venture capital and private investors for a total consideration of $7,155,180. In connection with the sale of 721,350 shares of Series C Preferred Stock, the Company paid a finders' fee to a non-affiliated party consisting of $245,259 and a warrant to purchase 36,067 common shares of the Company at an exercise price of $6.80 per share.

         In April 2000, the Company converted 1,923,716 shares of Series B Preferred Stock and 3,783,785 shares of Series B Preferred Stock to 5,707,501 shares of its Common Stock.

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

                                        FIRSTQUOTE INC.
                                        ---------------
                                          (Registrant)

Dated: May 12, 2000           By      /s/ Neil Gibbons
                                      ---------------------------
                                      Neil Gibbons
                                      Chief Executive Officer

                                      /s/ Mark Benn
                                      ---------------------------
                                      Mark Benn
                                      Chief Financial Officer