Form 10QSB
period 2000-06-30
FIRSTQUOTE INC
filed 2000-08-14
CIK 1021734

                     U.S. SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

                 QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                         Commission File Number 0-22351

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

As of August 7, 2000 the Registrant had 13,411,466 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

Part I - Financial Information

Item 1.  Financial Statements

                                FIRSTQUOTE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30,                    December 31,
                                              2000                         1999
                                           -----------                  ------------
                                           (Unaudited)                   (Audited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                $ 4,983,109                   $1,093,630
  Trade accounts receivable, net             1,077,151                      616,168
  Prepaid expenses                             540,352                      486,385
  Other current assets                         438,981                      324,223
                                           -----------                   ----------
    Total current assets                     7,039,593                    2,520,406
                                           -----------                   ----------
NON-CURRENT ASSETS
  Property and equipment, net                2,046,518                    1,525,400
  Goodwill, net                              2,752,369                    3,307,110
  Other assets                                   5,736                        8,699
                                           -----------                   ----------
    Total non-current assets                 4,804,623                    4,841,209
                                           -----------                   ----------
    Total Assets                           $11,844,216                   $7,361,615
                                           ===========                   ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (cont.)

                                                               June 30,               December 31,
                                                                 2000                    1999
                                                             -------------           -------------
                                                              (Unaudited)              (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                      $  1,914,167           $   1,547,028
  Accrued expenses                                               1,354,433                 816,362
  Current portion of capital lease obligations                      75,037                 142,626
  Deferred income                                                1,250,601                 895,747
                                                              ------------           -------------
    Total current liabilities                                    4,594,238               3,401,763
                                                              ------------           -------------
LONG-TERM CAPITAL LEASE OBLIGATIONS
  Capital lease obligations, net of current portion                 13,439                  29,177
                                                              ------------           -------------
STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 par value,
   10,000,000 shares authorized;
    Class A: 1,500 and 6,500 shares issued and outstanding               2                       7
    Class B: 0 and 1,923,716 shares issued and outstanding              --                   1,924
    Class C: 0 and 3,783,784 shares issued and outstanding              --                   3,784
    Class D: 197,815 shares issued and outstanding                     198                     198
  Common Stock, $0.001 par value,
    20,000,000 shams authorized;                                    13,408                   6,423
    13,408,466 and 6,423,409 shares issued and outstanding
  Additional paid-in capital                                    24,245,157              16,703,758
  Cumulative translation adjustment                              1,110,426                 898,475
  Accumulated deficit                                          (18,132,652)            (13,683,894)
                                                              ------------           -------------
    Total stockholders' equity                                   7,236,539               3,930,675
                                                              ------------           -------------
    Total Liabilities and Stockholders' Equity                $ 11,844,216           $   7,361,615
                                                              ============           =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    For the Three Months                        For the Six Months
                                                       ended June 30,                             ended June 30,
                                             --------------------------------           --------------------------------
                                                  2000               1999                    2000               1999
                                             -------------      -------------           -------------      -------------
REVENUE                                      $ 1,417,819          $   383,958            $ 2,695,129        $   644,362

OPERATING EXPENSES
 Cost of Revenue                               1,000,609              478,352              2,026,777            839,532
 Selling & Market Development Expenses           285,582              136,359                421,277            137,391
 General & Administrative Expenses             2,342,721            1,124,652              4,508,990          2,124,560
                                             -----------          -----------            -----------        -----------
                                               3,628,911            1,739,363              6,957,044          3,101,483
                                             -----------          -----------            -----------        -----------
OPERATING LOSS                                (2,211,092)          (1,355,405)            (4,261,915)        (2,457,121)

OTHER INCOME AND EXPENSES
 Interest Income / (Expense), net                 86,355               33,484                 77,434             57,909
 Foreign Exchange (Loss) / Gain, net             262,469             (469,414)              (264,277)          (967,444)
                                             -----------          -----------            -----------        -----------
                                                 348,824             (435,930)              (186,843)          (909,535)
                                             -----------          -----------            -----------        -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS    (1,862,268)          (1,791,335)            (4,448,758)        (3,366,656)
                                             ===========          ===========            ===========        ===========

Basic and diluted net loss per common share  $     (0.15)         $     (0.29)           $     (0.47)       $     (0.56)
                                             ===========          ===========            ===========        ===========
Basic and diluted weighted average number
of common shares                              12,454,466            6,097,634              9,532,747          5,992,193
                                             -----------          -----------            -----------        -----------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                          For the Three Months                       For the Six Months
                                                             ended June 30,                             ended June 30,
                                                   ---------------------------------          ---------------------------------
                                                       2000                  1999                 2000                  1999
                                                   -----------           -----------          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $(1,862,268)          $(1,791,335)         $(4,448,758)          $(3,366,656)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Exchange loss / (gain)                            (262,469)              469,414              264,277               967,444
    Depreciation of property and equipment             232,173               145,940              457,720               289,311
    Amortisation of goodwill                           277,370                    --              554,741                    --
    Provision for doubtful debtors                      27,136                19,782               82,399                40,804
    Stock issued for license costs                      31,250                31,250               62,500                62,500
  Change in operating assets and liabilities
    Trade accounts receivable                         (377,677)             (226,068)            (543,382)             (276,419)
    Prepaid expenses and other receivables            (197,185)             (166,017)            (231,225)             (203,568)
    Trade accounts payable                             368,422               178,292              367,139               199,880
    Accrued expenses                                   238,487                65,326              538,071               113,459
    Deferred income                                    281,431               115,138              354,854               102,379
                                                   -----------           -----------          -----------           -----------
    Net cash used-in operating activities           (1,243,329)           (1,158,279)          (2,541,664)           (2,070,866)

CASH FROM INVESTING ACTIVITIES:
  Purchase of equipment                               (825,942)             (148,894)            (978,838)             (165,272)
  Other non-current asset movements                      1,454                10,959                2,962              (179,304)
                                                   -----------           -----------          -----------           -----------
    Net cash used in investing activities             (824,488)             (137,934)            (975,876)             (344,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock                    --                    --            7,155,180             7,000,000
  Commission on issuance of Common and
   Preferred Stock                                          --                    --             (245,259)              (70,000)
  Issuance of stock upon exercise of warrants           22,750               471,275              477,750               478,275
  Issuance of stock upon exercise of options            10,000                    --              155,000                    --
  Advances from stockholders and related parties      (170,000)                   --                   --                    --
  Reimbursements of advances from stockholders
   and related parties                                      --                    --                   --            (1,000,000)
  Payment of capital lease obligations                 (34,795)              (44,996)             (83,327)              (78,881)
                                                   -----------           -----------          -----------           -----------
    Net cash provided by financing activities         (172,045)              426,279            7,459,344             6,329,394

Effect of exchange rate changes on cash and
 cash equivalents                                      (21,415)             (133,952)             (52,325)             (191,653)
NET INCREASE IN CASH AND CASH EQUIVALENTS           (2,261,277)           (1,003,886)           3,889,479             3,722,299
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       7,244,386             4,955,635            1,093,630               229,450
                                                   -----------           -----------          -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 4,983,109           $ 3,951,749          $ 4,983,109           $ 3,951,749
                                                   ===========           ===========          ===========           ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK

In March 2000, the Company issued 1,061,057 shares of its Common Stock to a number of existing and additional venture capital and private investors for a total consideration of $7,155,180.

In April 2000, the holders of 1,923,716 shares of Series B Preferred Stock and 3,783,785 shares of Series C Preferred Stock converted those shares into 5,707,501 shares of Common Stock.

During the six months ended June 30, 2000, the holders of 5,000 shares of Series A Preferred stock converted those shares to into 10,000 shares of Common Stock.

During the six months ended June 30, 2000, the Company issued 136,500 shares of its Common Stock upon the exercise of 136,500 warrants previously issued with the Series A Preferred stock and certain stock units. The warrants were exercisable at $3.50.

During the six months ended June 30, 2000, the Company issued 70,000 shares of its Common Stock upon the exercise of 70,000 options by employees of the Company. The options carried strike prices ranging from $2.00 to $3.50.

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

Effective December 24,1999, the Company acquired 100% of Stockdata Amsterdam BV, a company located in Amsterdam, for a consideration of up to $3,750,000. Stockdata is engaged in the distribution of real-time market data products to the Benelux region, primarily through the use of datacast technologies via cable networks. The company's name was changed to FirstQuote Stockdata BV upon acquisition.

Regarding the Company's plan of operations for the 2000 fiscal year, it will continue to target strategic alliances in key European financial centers from which to leverage its growth. It plans to market its financial market information, analytical tools and electronic brokerage systems both under its own product names and as co-branded implementations with institutional clients.

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

Results of Operations

The Company acquired FirstQuote Stockdata on December 24,1999. FIrstQuote Stockdata has been included in the consolidated operating results for all periods subsequent to December 24,1999.

Revenue for the six months ended June 30, 2000 was $2,695,129, an increase of 318% over that of $644,362 for the corresponding prior year period. Revenue is comprised primarily of the provision of financial market data services and related network services, the development and operation of market data enabled web-sites, as well as transaction related revenue linked to the provision of outsourced electronic brokerage services. Without giving effect to the consolidation of FirstQuote Stockdata, the Company had a 161% increase in revenue during the six month period ended June 30, 2000 over the prior year period.

Revenue for the second quarter of 2000 increased 11% above that of the first quarter of 2000 and 269% over that for the three months ended June 30, 1999. Without giving effect to the consolidation of FirstQuote Stockdata, the Company had a144% increase in revenue during the three month period ended June 30, 2000 over the prior year period.

Cost of revenue for the six months ended June 30, 2000 was $2,026,777, an increase of 141% above the amount of $839,532 for the corresponding prior year period. Cost of revenue as a percentage of revenue has decreased from 130% in the prior year to 75%, reflecting the economies of operation at a larger scale. Cost of revenue includes content acquisition costs, network expenses, and commissions.

Selling & Market Development expenses for the six months ended June 30, 2000 were $421,277, an increase of 207% above the amount of $137,391 for the corresponding prior year period. Corporate and product marketing expenses have increased in conjunction with the corporate name change to FirstQuote and the continued rollout of the Company's services in Europe.

General and administrative expenses for the six months ended June 30, 2000 were $4,508,990, an increase of 112% from the amount of $2,124,560 for the corresponding prior year period. Staff costs represent the major component of this expense and have increased 104% from $1,059,245 to $2,160,712. Office expenses have increased 79% from $284,269 to $508,124, and depreciation charges (excluding amortisation of goodwill) have increased by 58% from $289,311 to $457,720. Amortisation of goodwill related to the acquisition of FirstQuote Stockdata amounted to $554,741 for the six months ended June 30, 2000.

Operating loss for the six months ended June 30, 2000 was $4,261,915, an increase of 73% from the amount of $2,457,121 for the prior year period. Expressed as a percentage of revenue the operating loss has improved from 381% to 158% of revenue.

Foreign exchange gains and losses arise essentially from the revaluation of amounts due by FirstQuote SA to FirstQuote Inc., which are denominated in US dollars. The functional currency of FirstQuote SA is the Swiss Franc, and the resultant loss on revaluation in Swiss Francs is carried forward in consolidation. The USD/CHF rate of exchange was 1.3760 at December 31, 1998,
1.5915 at December 31, 1999 and 1.6343 at June 30, 2000.

The continued increase in the value of the US Dollar against most European currencies has resulted in revenues and costs reported in US Dollars being lower than had the value of the USD remained more constant.

Net loss for the six months ended June 30, 2000 was $4,448,758, compared with $3,366,656 for the corresponding prior year period.

Liquidity and Financial Condition

As of June 30, 2000, the Company had working capital of $2,445,357 and stockholders' equity of $7,236,541.

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

During the six months ended June 30, 2000, the Company also received $477,750 following the exercise of 136,500 warrants at $3.50. As at August 7, 2000, a further 153,631 such warrants are in existence, all exercisable at $3.50.

During the six months ended June 30, 2000, the Company also received $155,000 following the exercise of 70,000 employee stock options at strike prices varying between $2.00 and $3.50.

The Company continues to generate negative cashflows from operations since its cost base exceeds its revenues from operating activities. The negative cash flow from operations was approximately $519,000 per month during the second quarter of 2000, compared with $485,000 per month during the first quarter of 2000 and $461,000 per month during the fourth quarter of 1999.

The Company will require, at least, $3,000,000 of additional capital over the next 12 months in order to fund the planned operating and capital expenditure. The Company intends to pursue the required capital through the sale of additional securities. However, there are no commitments or understandings on the part of any party to provide any additional debt or equity capital to the Company and there can be no assurance that the Company will be able to obtain additional capital. The Company's inability to increase revenue or obtain additional debt or equity capital on a timely basis will, in all likelihood, materially adversely affect its future planned growth of operations and revenues.

Safe Harbor

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein, including, without limitation, the early stage nature of the Company's operations and the risks and uncertainties concerning the market acceptance of its services and products; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - Other Information

Item 1.  Legal Proceedings.

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         In April 2000, the holders of 1,923,716 shares of Series B Preferred Stock and 3,783,785 shares of Series C Preferred Stock converted those shares to 5,707,501 shares of Common Stock. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

         During the three months ended June 30, 2000, 5,000 shares of Series A Preferred stock were converted into 10,000 shares of Common Stock. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

         During the three months ended June 30, 2000, the Company issued 6,500 shares of its Common Stock upon the exercise of 6,500 warrants previously issued with the Series A Preferred Stock. The warrants were exercisable at $3.50. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

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

                                        FIRSTQUOTE INC.
                                        ---------------
                                        (Registrant)


Dated: August 14, 2000              By  /s/ Neil Gibbons
                                        ---------------------------
                                        Neil Gibbons
,                                       Chief Executive Officer


                                        /s/ Mark Benn
                                        -------------
                                        Mark Benn
                                        Chief Financial Officer