Form 10QSB
period 2000-09-30
FIRSTQUOTE INC
filed 2000-11-14
CIK 1021734

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                         Commission File Number 0-22351

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

As of November 7, 2000 the Registrant had 13,414,466 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [_]  No [X]

Part I - Financial Information

Item 1.  Financial Statements

                                FIRSTQUOTE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30,    December 31,
                                                2000             1999
                                            -------------    ------------
                                             (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $2,944,303       $1,093,630
  Trade accounts receivable net               1,148,829          616,168
  Prepaid expenses                              390,809          486,385
  Other current assets                          421,874          324,223
                                            -------------    ------------
    Total current assets                      4,905,815        2,520,406
                                            -------------    ------------
NON-CURRENT ASSETS
  Property and equipment, net                 2,184,201        1,525,400
  Goodwill, net                               2,474,998        3,307,110
  Other assets                                    4,253            8,699
                                            -------------    ------------
    Total non-current assets                  4,663,452        4,841,209
                                            -------------    ------------
    Total Assets                             $9,569,267       $7,361,615
                                            =============    ============

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (cont.)

                                             September 30,   December 31,
                                                 2000           1999
                                             -------------  -------------
                                              (Unaudited)     (Audited)
LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade  accounts  payable                   $  2,313,543   $  1,547,028
  Accrued  expenses                             1,553,657        816,362
  Current portion of capital lease
   obligations                                     71,235        142,626
  Deferred income                               1,140,410        895,747
                                             -------------  -------------
    Total current liabilities                   5,078,845      3,401,763
                                             -------------  -------------

LONG-TERM CAPITAL LEASE OBLIGATIONS
  Capital lease obligations, net of
   current portion                                 10,211         29,177
                                             -------------  -------------

STOCKHOLDERS' EQUITY

  Preferred Stock, $0.001 par value,
   10,000,000 shares authorized;
    Class A: 0 and 6,500 shares
     issued and outstanding                            --              7
    Outstanding                                        --          1,924
    Class C: 0 and 3,783,784 shares
     issued  and  outstanding                          --          3,784
    Class D: 197,815 shares issued
      and outstanding                                 198            198
  Common Stock. $0.00 1 par value,
   13,414,466 and 6,423,409 shares
    issued and outstanding                         13,415          6,423
  Additional paid in capital                   24,255,654     16,703,758
  Cumulative translation adjustment             1,688,815        989,475
  Accumulated  deficit                        (21,477,871)    (13,683894)
                                             -------------  -------------
    Total stockholders' equity                  4,480,211      3,930,675
                                             -------------  -------------
    Total Liabilities and
     Stockholders' Equity                    $  9,569,267   $  7,361,615
                                             =============  =============

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                FIRSTQUOTE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Three Months ended         For the Nine Months
                                                            September 30,             ended September 30
                                                   -----------------------------    --------------------------
                                                       2000              1999          2000         1999
                                                   -----------      ------------    -----------    -----------
REVENUE                                            $ 1,567,374      $   565,703     $ 4,262,503    $ 1,210,065
OPERATING EXPENSES
    Cost of Revenue                                  1,354,771          759,884       3,381,548      1,599,416
    Selling & Market Development Expenses              175,845          171,110         597,122        308,501
    General & Administrative Expenses                2,582,175        1,231,721       7,091,165      3,356,281
                                                   -----------      ------------    -----------    -----------
                                                     4,112,791        2,162,715      11,069,835      5,264,198

                                                   -----------      ------------    -----------    -----------
OPERATING LOSS                                      (2,545,417)      (1,597,012)     (6,807,332)    (4,054,133)

OTHER INCOME AND EXPENSES
    Interest Income                                     17,100           28,313          94,534         86,222
    Foreign Exchange (Loss)/gain, net                 (816,902)         292,540      (1,081,179)      (674,904)
                                                   -----------      ------------    -----------    -----------
                                                      (799,802)         320,853        (986,645)      (588,682)

                                                   -----------      ------------    -----------    -----------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          (3,345,219)      (1,276,159)     (7,793,977)    (4,642,815)
                                                   ===========      ============    ===========    ===========

Basic and diluted net loss per common share        $     (0.25)     $     (0.21)    $     (0.72)   $     (0.77)
                                                   ===========      ============    ===========    ===========

Basic and diluted  weighted average number of
  common shares                                     13,414,133        6,202,459      10,828,875      6,004,634
                                                   ===========      ============    ===========    ===========



   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                               FIRSTQUOTE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 For the Three Months        For the Nine Months
                                                  ended September 30,        ended September 30,
                                              -------------------------   ------------------------
                                                  2000         1999           2000         1999
                                              -----------   -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(3,345,219)  $(1,276,159)  $(7,793,977) $(4,642,815)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Exchange loss/(gain)                          816,902      (292,540)    1,081,179      674,904
    Depreciation of property and equipment        257,983       155,114       715,703      444,425
    Amortization of goodwill                      277,370            --       832,111           --
    Provision for doubtful debtors                151,305        14,975       233,704       55,779
    Stock issued for license costs                 31,250        31,250        93,750       93,750
  Change in operating assets and liabilities
    Trade accounts receivable                    (222,983)      (39,033)     (766,365)    (315,452)
    Prepaid expenses and other receivables        135,400      (194,477)      (95,825)    (398,045)
    Trade accounts payable                        399,376       124,106       766,515      323,986
    Accrued expenses                              199,224       223,099       737,295      336,558
    Deferred income                              (110,191)       26,751       244,663      129,130
                                              -----------   -----------   -----------  -----------
    Net cash used-in operating activities      (1,409,583)   (1,226,914)   (3,951,247)  (3,297,780)

CASH FROM INVESTING ACTIVITIES:
  Purchase of equipment                          (391,219)     (250,078)   (1,370,057)    (415,350)
  Other non-current asset movements                (2,962)       25,777           --      (153,527)
                                              -----------   -----------   -----------  -----------
    Net cash used in investing activities        (394,181)     (224,301)   (1,370,057)    (568,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common and Preferred Stock               --            --     7,155,180    7,000,000
  Commission on issuance of Common and
   Preferred Stock                                     --            --      (245,259)     (70,000)
  Issuance of stock upon exercise of
   warrants                                        10,500       178,500       488,250      656,775
  Issuance of stock upon exercise of options           --            --       155,000           --
  Reimbursement of advances from
   stockholders and related parties                    --            --            --   (1,000,000)
  Payment of capital lease obligations             (7,031)      (27,590)      (90,358)    (106,471)
                                              -----------   -----------   -----------  -----------
    Net cash provided by financing
     activities                                     3,469       150,910     7,462,813    6,480,304

Effect of exchange rate changes on cash and
 cash equivalents                                (238,511)       25,495      (290,836)    (166,158)

NET INCREASE IN CASH AND CASH EQUIVALENTS      (2,038,806)   (1,274,810)    1,850,673    2,447,489

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                           4,983,109     3,951,749     1,093,630      229,450
                                              -----------   -----------   -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $ 2,944,303   $ 2,676,939   $ 2,944,303  $ 2,676,939
                                              -----------   -----------   -----------  -----------

   The accompanying notes are in integral part of these unaudited condensed consolidated financial statements

                                 FIRSTQUOTE INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

During the nine months ended September 30, 2000, the holders of 6,500 shares of Series A Preferred stock converted those shares to into 13,000 shares of Common Stock.

During the nine months ended September 30, 2000, the Company issued 139,500 shares of its Common Stock upon the exercise of 139,500 warrants previously issued with the Series A Preferred stock and certain stock units. The warrants were exercisable at $3.50.

During the nine months ended September 30, 2000, the Company issued 70,000 shares of its Common Stock upon the exercise of 70,000 options by employees of the Company. The options carried strike prices ranging from $2.00 to $3.50.

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

Regarding the Company's plan of operations for the 2000 fiscal year, it will continue target strategic alliances in key European financial centers from which to leverage its growth. It plans to market its financial market information, analytical tools and electronic brokerage systems both under its own product names and as co-branded implementations with institutional clients.

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

Revenue for the nine months ended September 30, 2000 was $4,262,503, an increase of 252% over that of $1,210,065 for the corresponding prior year period. Revenue is comprised primarily of the provision of financial market data services and related network services, the development and operation of market data enabled web-sites, as well as transaction related revenue linked to the provision of outsourced electronic brokerage services. Without giving effect to the consolidation of FirstQuote Stockdata, the Company had a 135% increase in revenue during the nine months ended September 30, 2000 over the prior year period.

Revenue for the third quarter of 2000 increased 11% above that of the second quarter of 2000 and 177% over that for the three months ended September 30, 1999. Without giving effect to the consolidation of FirstQuote Stockdata, the Company had a 69% increase in revenue during the three month period ended September 30, 2000 over the prior year period.

Cost of revenue for the nine months ended September 30, 2000 was $3,381,548, an increase of 111% above the amount of $1,599,416 for the corresponding prior year period. Cost of revenue as a percentage of revenue has decreased from 132% in the prior year to 79%, reflecting the economies of operation at a larger scale. Cost of revenue includes content acquisition costs, network expenses, and commissions.

Cost of revenue for the three months ended September 30, 2000 has increased by 35% over that of the preceding calendar quarter, essentially as a result of a step expansion in the Company's network infrastructure (including related set up costs), and ability to source market data content directly from source. These items have increased the percentage that cost of revenue is to sales to 86% from 71% in the preceding calendar quarter, and are aimed at improving the reliability of market data and being able to support increased levels of operations.

Selling & Market Development expenses for the nine months ended September 30, 2000 were $597,122, an increase of 94% above the amount of $308,501 for the corresponding prior year period. Corporate and product marketing expenses have increased in conjunction with the corporate name change to FirstQuote and the continued rollout of the Company's services in Europe.

Selling and market development expenses for the three months ended September 30, 2000 have decreased by 38% from the preceding calendar quarter where specific marketing communications projects were conducted.

General and administrative expenses for the nine months ended September 30, 2000 were $7,091,165, an increase of 111% from the amount of $3,356,281 for the corresponding prior year period. Staff costs represent the major component of this expense and have increased 96% from $1,691,811 to $3,321,443. Office expenses have increased 98% from $448,336 to $885,705, and depreciation charges (excluding amortisation of goodwill) have increased by 61% from $444,425 to $715,703. Amortization of goodwill related to the acquisition of FirstQuote Stockdata amounted to $832,111 for the nine months ended September 30, 2000.

General and administrative expenses for the three months ended September 30, 2000 have increased by 10% from the preceding calendar quarter due to an increase in office accommodation expenses (partially due to the opening of an office in Frankfurt) as well as generally increased levels of staffing.

Operating loss for the nine months ended September 30, 2000 was $6,807,332, an increase of 68% from the amount of $4,054,133 for the prior year period. Expressed as a percentage of revenue the operating loss has improved from 335% to 140% of revenue.

Operating loss for the three months ended September 30, 2000 was $2,545,417, representing a 15% increase over that of the preceding calendar quarter.

Foreign exchange gains and losses arise essentially from the revaluation of amounts due by FirstQuote SA to FirstQuote Inc., which are denominated in US dollars. The functional currency of FirstQuote SA is the Swiss Franc, and the resultant loss on revaluation in Swiss Francs is carried forward in consolidation. The USD/CHF rate of exchange was 1.3760 at December 31, 1998,
1.5915 at December 31, 1999 and 1.7241 at September 30, 2000.

The continued increase in the value of the US Dollar against most European currencies has resulted in revenues and costs reported in US Dollars being lower than had the value of the USD remained more constant.

Net loss for the nine months ended September 30, 2000 was $7,793,977, compared with $4,642,815 for the corresponding prior year period.


Liquidity and Financial Condition

As of September 30, 2000, the Company had negative working capital of $173,030 and stockholders' equity of $4,480,211.

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

During the nine months ended September 30, 2000, the Company also received $488,250 following the exercise of 139,500 warrants at $3.50. As at August 7, 2000, a further 150,631 such warrants are in existence, all exercisable at $3.50.

During the nine months ended September 30, 2000, the Company also received $155,000 following the exercise of 70,000 employee stock options at strike prices varying between $2.00 and $3.50.

The Company continues to generate negative cashflows from operations since its cost base exceeds its revenues from operating activities. The negative cash flow from operations was approximately $613,000 per month during the third quarter of 2000, compared with $519,000 per month during the second quarter of 2000 and $490,000 per month during the first quarter of 2000.

The Company will require, at least, $8,000,000 of capital over the next 12 months in order to fund the planned operating and capital expenditure. The Company intends to pursue the required capital through the sale of additional securities. However, there are no commitments or understandings on the part of any party to provide any additional debt or equity capital to the Company and there can be no assurance that the Company will be able to obtain additional capital. The Company's inability to increase revenue or obtain additional debt or equity capital on a timely basis will, in all likelihood, materially adversely affect its future planned growth of operations and revenues.


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

PART II - Other Information

Item 1.   Legal Proceedings.

          Inapplicable.

Item 2.   Changes in Securities and Use of Proceeds

          During the three months ended September 30, 2000, 1,500 shares of Series A Preferred stock were converted into 3,000 shares of Common Stock. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

          During the three months ended September 30, 2000, the Company issued 3,000 shares of its Common Stock upon the exercise of 3,000 warrants previously issued with the Series A Preferred Stock. The warrants were exercisable at $3.50. The shares were issued pursuant to Rule 506 under the Securities Act of 1933, as amended. There was no underwriter involved in this issuance.

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

                                        FIRSTQUOTE INC.
                                        ---------------


                                        (Registrant)


Dated: November 13, 2000         By  /s/ Neil Gibbons
                                     -----------------------
                                     Neil Gibbons
                                     Chief Executive Officer



                                     /s/ Mark Benn
                                     -----------------------
                                     Mark Benn
                                     Chief Financial Officer